Form 10-Q
period 1997-10-26
ISLE OF CAPRI BLACK HAWK LLC
filed 1997-12-10
CIK 1047905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 1997
                               --------------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------------------------------
Commission File Number:             333-38093
                       -----------------------------------------------------
    Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Colorado                              84-1422931
----------------------------------------------------------------------------
         (State of Organization)            (IRS Employer Identification No.)

     711 Washington Loop, Second Floor, Biloxi, Mississippi       39530
-----------------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

                                (228) 436-7000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

                             Yes          No   X
                                 -----       -----

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheet
                      October 26, 1997 (unaudited)                        1
                    Consolidated Statement of
                      Operations for the period
                      April 25, 1997 (date of
                       inception) through October 26,
                       1997 (unaudited)                                   2
                    Consolidated Statement of
                      Members' Equity (unaudited)                         3
                    Consolidated Statement of
                      Cash Flows for the period
                      April 25, 1997 (date of
                       inception) through October 26,
                       1997 (unaudited)                                   4
                    Notes to Unaudited Consolidated
                      Financial Statements                              5-9

          Item 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                        10-11

Part II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                    12
          Item 2.   Changes in Securities                                12
          Item 3.   Defaults Upon Senior Securities                      12
          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                     12
          Item 5.   Other Information                                    12
          Item 6.   Exhibits and Reports on Form 8-K                     12

          SIGNATURES                                                     13

          EXHIBIT LIST                                                   14

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEET


                                                    October 26, 1997
                                                    ----------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash                                                   $   739,000
 Accrued interest receivable                                351,000
                                                        -----------
TOTAL CURRENT ASSETS                                     1,090, 000
                                                        -----------

PROPERTY, PLANT AND EQUIPMENT:
 Land and land improvements                              14,544,000
 Construction in progress                                 4,973,000
                                                        -----------
Property and equipment, net                              19,517,000
                                                        -----------

OTHER ASSETS:
 Restricted cash                                         67,337,000
 Deferred financing costs                                 4,411,000
                                                        -----------

TOTAL ASSETS                                            $92,355,000
                                                        ===========


LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                               $ 1,339,000
 Accounts payable - related parties                          28,000
 Accrued liabilities
  Interest                                                1,751,000
  Other                                                      20,000
                                                        -----------
TOTAL CURRENT LIABILITIES                                 3,138,000
                                                        -----------

LONG-TERM DEBT                                           75,000,000

MEMBERS' EQUITY
 Member's capital - Casino America of Colorado, Inc.      7,735,000
 Member's capital - Blackhawk Gold, Ltd.                  6,482,000
                                                        -----------
TOTAL MEMBERS' EQUITY                                    14,217,000
                                                        -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                   $92,355,000
                                                        ===========


           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF OPERATIONS

  For the period April 25, 1997 (date of inception) through October 26, 1997

                                  (Unaudited)



INTEREST EXPENSE, NET OF CAPITALIZED INTEREST OF $408,000    $(1,469,000)
INTEREST INCOME                                                  681,000
                                                               ---------
  NET LOSS                                                   $  (788,000)
                                                               =========








           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY



                                 Casino America of    Blackhawk        Total
                                   Colorado, Inc.    Gold, Ltd.   Members' Equity
                                 ------------------  -----------  ----------------

BALANCE, APRIL 25, 1997
 (DATE OF INCEPTION)                    $      ---   $      ---       $       ---
  Capital contribution
      development costs                    317,000          ---           317,000
  Capital contribution - cash            7,084,000          ---         7,084,000
  Capital contribution - land              100,000    7,504,000         7,604,000
  Equity transfer                          700,000     (700,000)              ---
  Net loss                                (466,000)    (322,000)         (788,000)
                                        ----------   ----------       -----------

BALANCE, OCTOBER 26, 1997               $7,735,000   $6,482,000       $14,217,000
                                        ==========   ==========       ===========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

   FOR THE PERIOD APRIL 25, 1997 (DATE OF INCEPTION) THROUGH OCTOBER 26, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                            $(788,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred financing costs                                                            126,000
  Changes in current assets and liabilities:
     Accounts payable and accrued liabilities                                                       2,331,000
                                                                                                 ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,669,000
                                                                                                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of land                                                                                 (6,400,000)
  Purchase of property, plant and equipment                                                        (4,509,000)
  Increase in restricted cash                                                                     (67,337,000)
                                                                                                 ------------
     NET CASH USED IN INVESTING ACTIVITIES                                                        (78,246,000)
                                                                                                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                         72,000,000
  Deferred financing costs                                                                         (1,372,000)
  Principal payment on land mortgage                                                                 (396,000)
  Capital contribution received                                                                     7,084,000
                                                                                                 ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     77,316,000
                                                                                                 ------------

Net increase in cash                                                                                  739,000
Cash, beginning of period                                                                                 ---
                                                                                                 ------------
Cash, end of period                                                                              $    739,000
                                                                                                 ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Debt issued for:
     Underwriting fees on first mortgage notes                                                   $  3,000,000
  Capital contributions:
     Land, net of mortgage of $396,000                                                              7,604,000
     Financing fees                                                                                   137,000
     Property and equipment                                                                           180,000




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

          Organization and Basis of Presentation
          --------------------------------------

          On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. (the "Company") (formerly ICB L.L.C.), a Colorado limited liability company, was formed. The Company is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly owned subsidiary of Casino America, Inc. ("Casino America"), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The Company is a Development Stage Company and has not commenced gaming operations. The principal purpose of the Company is to develop and operate a casino entertainment complex in Black Hawk, Colorado, which is anticipated to open in early 1999.

          On August 20, 1997, the Company and Isle of Capri Capital Corp. ("Capital Corp."), a wholly owned subsidiary of the Company that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes, due 2004 with Contingent Interest (the "Notes") in order to finance the construction and development of a casino entertainment complex in Black Hawk, CO.

          The rights and obligations of Casino America of Colorado and Blackhawk Gold are governed in part by the Amended and Restated Operating Agreement of the Company ("the Agreement") dated as of July 29, 1997. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado contributed cash, land purchase rights and development costs and Blackhawk Gold contributed cash and land to the Company. Casino America of Colorado had an ownership interest of 59.2% and Blackhawk Gold had an ownership interest of 40.8% at October 26, 1997. Currently, Casino America of Colorado owns 60% and Blackhawk Gold owns 40% of the Company. Profits and losses of the Company will be allocated in proportion to their ownership interests.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the period from April 25, 1997 through October 26, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 26, 1998. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities Exchange Commission, registration no. 333-38093.

          Cash and cash equivalents
          -------------------------

          The Company considers cash and all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. (At October 26, 1997, there were no cash equivalents.)

          Preopening costs
          ----------------

          Pre-opening costs include costs such as salaries, recruiting and training associated with activities necessary to open the casino entertainment complex. These costs are initially capitalized and then expensed when the related business commences operations. From inception to date, the Company's sole business activity has been developing the casino entertainment complex in Black Hawk.

          Income Taxes
          ------------

          No provision for Federal or state income taxes is recorded in the Financial Statements as income taxes are the responsibilities of the individual members.

          Certain significant risks and uncertainties
          -------------------------------------------

          Gaming regulation licensing. The Company's ability to conduct gaming operations in the State of Colorado depends on the licensing or qualification of the Company, Casino America, and Nevada Gold. No Colorado gaming license has been issued to the Company, to date. Such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado.

          Competition. The Black Hawk/Central City, Colorado market has many established casinos. The market is highly competitive and other significant development projects are currently being planned or are under construction.

          Construction risks. Construction projects entail significant construction risks, including, but not limited to, costs overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference, any of which, if it occurred, could delay construction and/or result in substantial increases in costs to the Company. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of the asset to its carrying amount.

          Revenue and promotional allowances
          ----------------------------------

          Casino revenues will be the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues will be presented net of accruals for the anticipated payouts of progressive electronic gaming device jackpots. Revenue will not include the retail amount of food, beverage, and other items provided gratuitously to customers. The cost of providing such complimentary services will be included in casino expense.


Note 2.  Property, plant and equipment
         -----------------------------

          Property, plant and equipment are stated at cost except for land contributed by Blackhawk Gold, which is stated at its appraised value. Depreciation will be computed, upon the commencement of gaming operations, using the straight-line method over the estimated useful lives of the property, plant and equipment.

Note 3.   Other assets
          ------------

          Restricted cash - represents cash proceeds from the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve) with use restricted by an indenture between the Company and trustee, dated August 20, 1997 in connection with the issuance of the Notes ("the Indenture"). The Construction Disbursement Account, approximately $48.2 million, will be used for the development, construction and opening of the casino entertainment complex by the Company in Black Hawk, Colorado. The Completion Reserve Account, approximately $5.0 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. The Interest Reserve Account, approximately $14.1 million, will be used to pay the first three fixed interest payments on the Notes, which were issued pursuant to the Indenture.

          Deferred financing costs - are being amortized over the life of the bonds commencing on the date of issuance, August 20, 1997.

Note 4.   Long-term debt
          --------------

          Long-term debt consists of $75,000,000 in 13% First Mortgage Notes with contingent interest due August 31, 2004. The Notes were issued under the Indenture dated August 20, 1997, between the Company and Capital Corp. as co-issuers and the trustee. Interest on the Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the Notes on each interest payment date, in an aggregate principal amount of 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest shall be payable prior to commencement of operations and may, under certain circumstances, be deferred.

          The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                        Year                    Percentage
                        ----                    ----------
                        2001.................     106.5%
                        2002.................     103.2%
                        2003 and thereafter..     100.0%

          Beginning with the first operating year after the Company begins gaming operations, the Company will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of the Company's excess cash flow.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At October 26, 1997, the Company was in compliance with all debt covenants.

          On October 17, 1997, the Company filed a Registration Statement on Form S-4 (registration number 333-38093) relating to an exchange offer for the Notes.

Note 6.   Related Party Transactions
          --------------------------

          Completion Capital Commitment. Casino America has provided a Completion Capital Commitment pursuant to which it has committed to contribute to the Company up to $5.0 million in the event that such amounts are necessary to cause the Company to commence operations on or before April 1, 1999, or if the Company has not begun operating by such date.

          Management Agreement. On April 25, 1997, the Company entered into a Management Agreement, which was subsequently amended and restated, (the "Management Agreement") with Casino America which will manage the Casino entertainment complex in exchange for a fee. The Management fee will be equal to two percent of revenues, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee will go into effect upon commencement of casino operations.


Note 7.   Subsequent Events
          -----------------

          On July 29, 1997, Casino America of Colorado, Casino America, Blackhawk Gold and Nevada Gold entered into a Members Agreement (the "Members Agreement") which addressed development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. Pursuant to the Members Agreement, Blackhawk Gold has the right to sell up to 4.8% ownership in the Company to Casino America of Colorado, for up to $0.8 million. On November 13, 1997, pursuant to that provision, Casino America of Colorado purchased a .8% membership interest from Blackhawk Gold for $133,333. Blackhawk Gold will have the option for 180 days following the purchase to buy back the .8% interest for $133,333 plus interest through the date of repurchase at the rate of the higher of 14.5% or Casino America's highest cost of funds, plus 2%.

          The general contractor (the "Contractor") for the Isle-Black Hawk construction project, has notified the Company that excavation and site preparation activities have uncovered a greater amount of less stable weathered rock and overburden soil than originally anticipated. Consequently, the Contractor expects that substantial additional structural support of the mountain wall forming the rear of the construction site for the Isle-Black Hawk will be required. In addition, the City of Black Hawk has required certain changes to the Company's excavation and site preparation plans with regard to the slope of the rear wall excavation. The Contractor's position is that it is entitled to an increase in the guaranteed maximum price under the Design/Build Agreement, pursuant to which the Isle-Black Hawk is being constructed, and an extension to the construction schedule. Although the Company and the Contractor have not yet agreed to the amount of a price adjustment or revision to the construction schedule, the preliminary, unsubstantiated estimates provided by the Contractor indicate that the foregoing developments may lead to a price adjustment and schedule extension that could be material. The Company and the Contractor are working to determine the extent of the necessary changes and which party should bear any increased cost or schedule delays. In the meantime, based on preliminary discussions with the Contractor, the Company intends to add approximately $2.2 million to the development and construction budget for the Isle-Black Hawk pending such determination, to be drawn first from interest earnings on amounts in the

Construction Disbursement Account, with the remainder (expected to be approximately $1.6 million) to be allocated from the Completion Reserve Account to the Construction Disbursement Account to provide for a possible increase in the "guaranteed maximum price" under the Design/Build Agreement ultimately resulting from the foregoing, and has revised its estimate of the date of substantial completion of the Isle-Black Hawk from "late 1998 or early 1999" to "early 1999." The Company believes that sufficient funds remain to enable the Isle-Black Hawk to be developed as planned and open for business within the anticipated time frame.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's market, the Company's excavation and site preparation activities and the Company's plans to develop a hotel at its facility, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor and unforeseen delays resulting from weather interference, failure to obtain necessary approvals, and changes in gaming laws and regulations in the jurisdictions in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.

DEVELOPMENT ACTIVITIES

     The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Since that time, the Company's activities have been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions and conducting excavation at the site in preparation for construction. It is anticipated that the Isle-Black Hawk will include a 55,000 square foot gaming facility featuring approximately 1,100 slot machines, 24 table games and on-site covered parking for approximately 1,000 vehicles, and various other amenities. Subject to the delays inherent in construction projects of the magnitude of the Isle-Black Hawk, and subject to obtaining the necessary gaming licenses, other permits and financing, the Company expects to open the Isle-Black Hawk in early 1999.

RESULTS OF OPERATIONS

     The Company is in the development stage and does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs. The capitalized costs have consisted primarily of license and permit application, design, construction and financing fees. Future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. While the Company believes that the Isle-Black Hawk, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit the Company to meet its payment obligations, including with respect to the Notes, there can be no assurance that the Company will be able to achieve these results. Capital Corp. is a wholly owned subsidiary of the Company and was incorporated for the sole purpose of serving as co-issuer of the Notes in order to facilitate the Offering. Capital Corp. will not have any operations or material assets and will not have any revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's initial development expenses were incurred by its members as provided in the Members Agreement and capitalized on the closing date of the First Mortgage Notes. The Company expects to fund the continued development of the Isle-Black Hawk from a combination of (i) equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million, (ii) net proceeds of 72.0 million from the First Mortgage Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement, and (iii) furniture, fixtures and equipment financing in the amount of up to $15.0 million. In addition, Casino America provided the Completion Capital Commitment, pursuant to which it committed to contribute up to $5.0 million to the Company in the event that amounts in the Construction Disbursement Account and the Completion Reserve Account are insufficient to cause the Isle-Black Hawk to become Operating on or before April 1, 1999, or if the Isle-Black Hawk is not Operating by such date. The Company intends to add approximately $2.2 million to the development and construction budget for the Isle-Black Hawk, to be drawn first from interest earnings in the Construction Disbursement Account, with the remainder (expected to be approximately $1.6 million) to be allocated from the Completion Reserve Account to the Construction Disbursement Account, to provide for a possible increase in the "guaranteed maximum price" under the Design/Build Agreement due to the discovery of a greater amount of less stable weathered rock and overburden soil at the construction site than was originally anticipated. See
Note 7. of Unaudited Consolidated Financial Statements. If the Company exercises an option, exercisable by it on or prior to March 1, 1998, to contract a hotel (the "Hotel Option") it intends to fund the increased costs of construction, which are anticipated to be a $6.3 million increase to the "guaranteed maximum price" set forth in the Design/Build Agreement pursuant to which the Isle-Black Hawk is being constructed, through cost savings achieved through value engineering, the availability of contractor's funds represented by the contractor's contingency allowance and interest earnings on amounts deposited in the Construction Disbursement Account and the Completion Reserve Account. The funds provided by these sources are expected to be sufficient to develop and commence operations of the Isle-Black Hawk and, if the Hotel Option is exercised, a hotel, assuming no delays or construction costs overruns beyond amounts in the Completion Reserve Account and the Completion Capital Commitment. The Company has no other sources or plans to finance the completion of the Isle-Black Hawk in the event that amounts in the Completion Reserve Account and amounts available pursuant to the Completion Capital Commitment prove insufficient.

     Following the commencement of operations of the Isle-Black Hawk, the Company expects to fund its operating and capital needs from operating cash flows. The Company intends to establish initial working capital reserves to provide for reasonably anticipated short-term liquidity needs. However, there can be no assurance that any additional financing, if needed to meet its liquidity needs, will be available to the Company in the future, or that, if available, any such financing will be on terms favorable to the Company. There can be no assurance that the Company's estimate of its reasonably foreseeable liquidity needs is or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. The Company expects that the adequacy of its operating cash flow will depend, among other things, upon customer acceptance of the Isle-Black Hawk, the continued development of the Black Hawk, Colorado market as a gaming destination, the intensity of the Company's competition, the efficiency of operations, depth of customer demand, the effectiveness of the Company's marketing and promotional efforts and the performance by the manager of its responsibilities, pursuant to the Management Agreement.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
         -----------------

Item 2.  Changes in Securities - None
         ---------------------

Item 3.  Defaults upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  - None
         ---------------------------------------------------

Item 5.  Other Information - None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K - None
         --------------------------------

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ISLE OF CAPRI BLACK HAWK L.L.C.


Dated: December 10, 1997      By:  /s/ Rexford A. Yeisley
                                   ----------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------


27                                    Financial Data Schedule