Form 10-Q
period 1998-01-25
ISLE OF CAPRI BLACK HAWK LLC
filed 1998-03-11
CIK 1047905

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           January 25, 1998
                              ---------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                               ---------------------------------------

Commission File Number:              333-38093
                        ----------------------------------------------

    Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp.
    ----------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


        Colorado                                     84-1422931
--------------------------------------------------------------------------------
(State of Organization)                            (IRS Employer
                                                Identification No.)

 711 Washington Loop, Second Floor, Biloxi, Mississippi          39530
--------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


                                (228) 436-7000
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                        ISLE OF CAPRI BLACK HAWK L.L.C.

                                   FORM 10-Q

                                     INDEX


Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheet January 25, 1998
                    (unaudited)                                             1
                  Consolidated Statement of Operations for the
                    three months ended January 25, 1998 and for
                    the period April 25, 1997 (date of inception)
                    through January 25, 1998 (unaudited)                    2
                  Consolidated Statement of Cash Flows for the
                    period April 25, 1997 (date of inception) through
                    January 25, 1998 (unaudited)                            3
                  Consolidated Statement of Members' Equity
                    (unaudited)                                             4
                  Notes to Unaudited Consolidated Financial Statements    5-8

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    9-11

Part II - OTHER INFORMATION
         Item 1. Legal Proceedings                                         12
         Item 2. Changes in Securities                                     12
         Item 3. Defaults Upon Senior Securities                           12
         Item 4. Submission of Matters to a Vote of Security Holders       12
         Item 5. Other Information                                         12
         Item 6. Exhibits and Reports on Form 8-K                          12

         SIGNATURES                                                        13

         EXHIBIT LIST                                                      14

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEET

                                                  January 25, 1998
                                                  -----------------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                 $   613,000
  Accrued interest receivable                              347,000
  Prepaid expenses                                         398,000
                                                       -----------
TOTAL CURRENT ASSETS                                     1,358,000
                                                       -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                            14,544,000
  Construction in progress                              11,690,000
                                                       -----------
Property and equipment, net                             26,234,000
                                                       -----------

OTHER ASSETS:
  Restricted cash                                       64,609,000
  Deferred financing costs, net of accumulated
     amortization of $290,000                            4,363,000
                                                       -----------
TOTAL ASSETS                                           $96,564,000
                                                       ===========


LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                             $ 3,912,000
  Accounts payable - related parties                        77,000
  Accrued liabilities
     Interest                                            4,088,000
     Other                                                 513,000
                                                       -----------
TOTAL CURRENT LIABILITIES                                8,590,000
                                                       -----------
LONG-TERM DEBT                                          75,000,000
                                                       -----------

MEMBERS' EQUITY
  Member's capital - Casino America of Colorado, Inc.    7,122,000
  Member's capital - Blackhawk Gold, Ltd.                5,852,000
                                                       -----------
Total members' equity                                   12,974,000
                                                       -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                  $96,564,000
                                                       ===========



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                  (UNAUDITED)

                                                                                 APRIL 25, 1997
                                                                              (DATE OF INCEPTION)
                                                    THREE MONTHS ENDED             THROUGH
                                                     January 25, 1998          JANUARY 25, 1998
                                                    ------------------        -------------------
INTEREST EXPENSE, NET OF CAPITALIZED INTEREST OF
  $688,000 AND $1,096,000, RESPECTIVELY                  $(1,813,000)             $(3,282,000)
INTEREST INCOME                                              570,000                1,251,000
                                                         -----------              -----------
     Net loss                                            $(1,243,000)             $(2,031,000)
                                                         ===========              ===========



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                  (UNAUDITED)


                                                             APRIL 25, 1997
                                                           (DATE OF INCEPTION)
                                                                THROUGH
                                                            January 25, 1998
                                                            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(2,031,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of deferred financing costs                        290,000
    Changes in current assets and liabilities:
      Accounts receivable                                            (1,000)
      Prepaid expenses and other                                   (398,000)
      Accounts payable and accrued liabilities                    6,587,000
                                                               ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  4,447,000


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of land                                             (7,400,000)
    Purchase of property, plant and equipment                    (9,075,000)
    Increase in restricted cash                                 (64,609,000)
                                                               ------------
    NET CASH USED IN INVESTING ACTIVITIES                       (81,084,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                     72,000,000
    Deferred financing costs                                     (1,438,000)
    Principal payment on land mortgage                             (396,000)
    Capital contribution received                                 7,084,000
                                                               ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  77,250,000

Net increase in cash                                                613,000
Cash, beginning of period                                               ---
                                                               ------------
Cash, end of period                                                 613,000
                                                               ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
    Debt issued for:
       Underwriting fees on first mortgage notes                  3,000,000
    Capital contributions:
       Land, net of mortgage of $396,000                          7,604,000
       Financing fees                                               137,000
       Property and equipment                                       180,000

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY


                                  (UNAUDITED)

                            Casino America of     Blackhawk         Total
                              Colorado, Inc.      Gold, Ltd.   Members' Equity
                            -----------------     ----------   ---------------
BALANCE, APRIL 25, 1997
(DATE OF INCEPTION)              $      ---      $     ---     $        ---
  Capital contribution
      development costs              317,000                        317,000
  Capital contribution - cash      7,084,000                      7,084,000
  Capital contribution - land        100,000      7,504,000       7,604,000
  Equity transfer                    833,000       (833,000)            ---
  Net loss                        (1,212,000)      (819,000)     (2,031,000)
                                 -----------     ----------     -----------
BALANCE, JANUARY 25, 1998        $ 7,122,000     $5,852,000     $12,974,000
                                 ===========     ==========     ===========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Organization and Basis of Presentation
         --------------------------------------

         On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. (the "Company") (formerly ICB L.L.C.), a Colorado limited liability company, was formed. The Company is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly owned subsidiary of Casino America, Inc. ("Casino America"), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The Company is a Development Stage Company and has not commenced gaming operations. The principal purpose of the Company is to develop and operate a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999.

         On August 20, 1997, the Company and Isle of Capri Capital Corp. ("Capital Corp."), a wholly owned subsidiary of the Company that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004 with Contingent Interest (the "Notes") in order to finance the construction and development of a casino entertainment complex in Black Hawk, Colorado.

         The rights and obligations of Casino America of Colorado and Blackhawk Gold are governed in part by the Amended and Restated Operating Agreement of the Company ("the Agreement") dated as of July 29, 1997. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado contributed cash, land purchase rights and development costs to the Company and Blackhawk Gold contributed cash and land to the Company.

         On July 29, 1997, Casino America of Colorado, Casino America, Blackhawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino America of Colorado purchased from Blackhawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Company for $700,000, and Blackhawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000, together with interest. In addition, pursuant to the Members Agreement, Blackhawk Gold had the right to sell up to an additional 4.8% ownership interest in the Company to Casino America of Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. On November 13, 1997, pursuant to the Put, Casino America of Colorado purchased an additional .8% ownership interest from Blackhawk Gold for $133,333. On February 16, 1998, pursuant to the Put, Casino America of Colorado acquired an additional 4.0% ownership interest from Blackhawk Gold for $666,000, exhausting Blackhawk Gold's right to sell any additional ownership interest pursuant to the Put. Simultaneously, Blackhawk Gold repurchased from Casino America of Colorado, a 4.0% ownership interest out of the Transferred Interest for $714,000, which includes interest. As a result, following the transfers pursuant to the Put and the repurchase of a portion of the Transferred Interest discussed above, Casino America of Colorado has an ownership interest in the Company of 60% and Blackhawk Gold has an ownership interest in the Company of 40%. Profits and losses of the Company are allocated in proportion to ownership interests.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the period from April 25, 1997 (date of inception) through January 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 26, 1998. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.

         Cash and cash equivalents
         -------------------------

         The Company considers cash and all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. (At January 25, 1998, there were no cash equivalents.)

         Pre-opening costs
         -----------------

         Pre-opening costs include costs such as salaries, recruiting and training associated with activities necessary to open the casino entertainment complex. These costs are initially capitalized and then expensed when the related business commences operations. From inception to date, the Company's sole business activity has been developing the Isle-Black Hawk.

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

         Construction risks. Construction projects entail significant risks, including, but not limited to, costs overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference, any of which, if it occurred, could delay construction and/or result in substantial increases in costs to the Company. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Note 3.  Other assets
         ------------

         Restricted cash - represents cash proceeds from the sale of the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve), with use restricted by an indenture between the Company and the trustee, dated August 20, 1997 in connection with the issuance of the Notes (the "Indenture"). Amounts in the Construction Disbursement Account, which contained approximately $45.4 million at January 25, 1998, will be used for the development, construction and opening of the casino entertainment complex by the Company in Black Hawk, Colorado. Amounts in the Completion Reserve Account, approximately $5.1 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $14.1 million, will be used to pay the first three fixed interest payments on the Notes, which were issued pursuant to the Indenture.

         Deferred financing costs - are being amortized over the life of the Notes commencing on the date of issuance, August 20, 1997.

Note 4.  Long-term debt
         --------------

         Long-term debt consists of $75,000,000 in 13% First Mortgage Notes with Contingent Interest, due August 31, 2004. The Notes were issued under the Indenture. Interest on the Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the Notes on each interest payment date, in an aggregate principal amount of 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest shall be payable prior to commencement of operations and may, under certain circumstances, be deferred.

         The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:



         Year                                            Percentage
         -------------------------------------------  -----------------
         2001.......................................              106.5%
         2002.......................................              103.2%
         2003 and thereafter........................              100.0%

         Beginning with the first operating year after the Company begins gaming operations, the Company will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of the Company's excess cash flow.

         Substantially all of the Company's assets are pledged as collateral for long-term debt. At January 25, 1998, the Company was in compliance with all debt covenants.

         On October 17, 1997, the Company filed a Registration Statement on
         Form S-4 (registration number 333-38093) relating to an exchange offer for the Notes. The Registration Statement was declared effective by the Commission on December 22, 1997, and the exchange offer was consummated on January 21, 1998. The exchange offer was accepted by the holders of all of the Notes.

Note 5.  Related Party Transactions
         --------------------------

         Completion Capital Commitment. Casino America has provided a Completion Capital Commitment pursuant to which it has committed to contribute to the Company up to $5.0 million in the event that such amounts are necessary to cause the Isle-Black Hawk to commence operations on or before April 1, 1999, or if the Isle-Black Hawk has not begun operating by such date.

         Management Agreement. On April 25, 1997, the Company entered into a Management Agreement, which was subsequently amended and restated (the "Management Agreement"), with Casino America, which will manage the casino entertainment complex in exchange for a fee. The management fee will be equal to two percent of revenues, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee will go into effect upon commencement of casino operations.

         Lease Agreement. On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of entrance and signage (the "Acquired Property"). On January 2, 1998, the Company, as Lessee, entered into a Lease Agreement with Casino America of Colorado for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and of $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002, and thereafter on a year to year basis. During the term of the lease, the Company has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado incurred in connection with the purchase and ownership of the land, less any payments made by the Company, as lessee.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's market, the Company's excavation and site preparation activities and the Company's possible plans to develop a hotel at its facility, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor and unforeseen delays resulting from weather interference, failure to obtain necessary approvals, further development of the competitive environment in the Black Hawk market, environmental issues and changes in gaming laws and regulations in the jurisdiction in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.


DEVELOPMENT ACTIVITIES


     The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Since that time, the Company's activities have been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions and conducting excavation at the site in preparation for construction. It is anticipated that the Isle-Black Hawk will include a 55,000 square foot gaming facility featuring approximately 1,100 slot machines, up to 24 table games and on-site covered parking for approximately 1,000 vehicles, and various other amenities. On August 25, 1997, the Company was issued an excavation permit and began excavation on or about August 25, 1997. The excavation activity is ongoing and is substantially completed. On March 3, 1998, the Company was issued a foundation permit and began pouring the foundation for the Isle-Black Hawk on or about March 6, 1998. Subject to the delays inherent in construction projects of the magnitude of the Isle-Black Hawk, and subject to obtaining the necessary gaming licenses, other permits and financing, the Company expects to open the Isle-Black Hawk for business in late 1998 or early 1999.


The general contractor (the "Contractor") for the Isle-Black Hawk construction project notified the Company in November, 1997, that excavation and site preparation activities had uncovered a greater amount of less stable weathered rock and overburden soil than originally anticipated. As a result, the Company added $2.7 million to the development and construction budget for the Isle-Black Hawk, consisting of $2.0 million to cover the additional excavation and site preparation costs and an additional $0.7 million to maintain the project's construction schedule. The Company accordingly amended its excavation and construction budget on December 19, 1997. The additional $2.7 million is to be drawn from past and future interest earnings on amounts in the Construction Disbursement

Account. The Company believes that sufficient funds remain to enable the Isle-Black Hawk to be developed as planned and open for business within the anticipated time frame.


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's initial development expenses were incurred by its members as provided in the Members Agreement and capitalized on the closing date of the First Mortgage Notes. The Company expects to fund the continued development of the Isle-Black Hawk from a combination of (i) previous equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million, (ii) net proceeds of $72.0 million from the sale of the First Mortgage Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement, and
(iii) furniture, fixtures and equipment financing in the amount of up to $15.0 million. In addition, Casino America provided the Completion Capital Commitment, pursuant to which it committed to contribute up to $5.0 million to the Company in the event that amounts in the Construction Disbursement Account and the Completion Reserve Account are insufficient to cause the Isle-Black Hawk to become operating on or before April 1, 1999, or if the Isle-Black Hawk is not operating by such date. The Company added approximately $2.7 million to the development and construction budget for the Isle-Black Hawk, to be drawn from past and future interest earnings in the Construction Disbursement Account, to provide for an increase in the "guaranteed maximum price" under the Design/Build Agreement due to the discovery of a greater amount of less stable weathered rock and overburden soil at the construction site than was originally anticipated and to maintain the project's construction schedule. See the previous discussion on Development Activities. The Company did not exercise an option on March 1, 1998, to construct a 119-room hotel (the "Hotel Option"). The Company is reviewing alternative approaches to enable the construction of the planned hotel, however as of the date of this filing, no definitive arrangements have been made. If the Company does proceed with the development of a hotel, the Company intends to fund a portion of the costs of construction for the hotel, which are anticipated to be approximately $6.3 million, through future cost savings achieved through value engineering, the availability of contractor's funds represented by the contractor's contingency allowance and interest earnings on amounts deposited in the Construction Disbursement Account and the Completion Reserve Account.


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

Item 2.  Changes in Securities - None
         ---------------------

Item 3.  Defaults upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  - None
         ---------------------------------------------------

Item 5.  Other Information - None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K -
         --------------------------------

     A.   Exhibits
          --------

          A list of exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     B.  Reports on Form 8-K
         -------------------

          During the quarter ended January 25, 1998, the Company filed the following reports on Form 8-K:

          None.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ISLE OF CAPRI BLACK HAWK L.L.C.


Dated: March 11, 1998         By:  /s/ Rexford A. Yeisley
                                   ----------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
     27             Financial Data Schedule

     10.1 Lease Agreement dated January 2, 1998 by and between Casino America of Colorado, Inc. and Isle of Capri Black Hawk L.L.C.