Form 10-K405
period 1998-04-26
ISLE OF CAPRI BLACK HAWK LLC
filed 1998-07-24
CIK 1047905

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED APRIL 26, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                        TO


                       COMMISSION FILE NUMBER 333-38093

                               ----------------

                          ISLE OF CAPRI BLACK L.L.C./
                    ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              COLORADO                                 84-1422931
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


 711 WASHINGTON LOOP, SECOND FLOOR,                       39530
         BILOXI, MISSISSIPPI                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

Registrant's telephone number, including area code: (228) 436-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  ITEM 1. BUSINESS........................................................   1
  ITEM 2. PROPERTIES......................................................   7
  ITEM 3. LEGAL PROCEEDINGS...............................................   8
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   8
PART II...................................................................   8
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
          MATTERS.........................................................   8
  ITEM 6. SELECTED FINANCIAL DATA.........................................   8
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   8
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................  11
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................  21
PART III..................................................................  21
  ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  21
  ITEM 11. EXECUTIVE COMPENSATION.........................................  22
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  22
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  22
PART IV...................................................................  23
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K............................................................  23
SIGNATURES................................................................  24

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Isle of Capri Black Hawk L.L.C. (the "Company") (formerly ICB, L.L.C.) is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly-owned subsidiary of Casino America, Inc. ("Casino America"), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly-owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The Company is a Development Stage Company which has not commenced gaming operations. The Company was formed to develop and operate a casino entertainment complex in Black Hawk, Colorado, approximately 40 miles west of Denver (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999.

  The Company was organized in Colorado in April 1997, along with the Isle of Capri Capital Corp. ("Capital"), a wholly-owned subsidiary of the Company that has no operations, assets or liabilities, as a vehicle to raise capital for the construction and development of the Isle-Black Hawk. In August 1997, the Company issued $75 million principal amount of its First Mortgage Notes due 2004 with Contingent Interest (the "Notes"), the proceeds of which are being used to finance the development of the Isle-Black Hawk. The Isle-Black Hawk will be situated immediately adjacent to the southeast corner of Mill and Main streets in Black Hawk, Colorado. The Isle-Black Hawk is expected to include a 55,000 square-foot facility featuring approximately 1,100 slot machines and up to 24 table games (blackjack and poker).

  The Isle-Black Hawk is expected to have a four-level, on-site parking garage, with approximately 1,000 parking spaces, directly accessible by elevator to the casino. The Isle-Black Hawk will also include an events center, with the ability to seat up to 350 people, that will be used for meetings, concerts, parties and promotions. Plans also call for a delicatessen, a VIP lounge, a video arcade and a gift shop offering items specific to the "Isle of Capri Casino" theme.

COMPETITION

  The Company believes that the primary competitive factors in the Black Hawk market (comprised of the cities of Black Hawk and Central City) are location, availability and convenience of parking, number of slot machines and tables games, types and pricing of amenities, name recognition, customer service and overall atmosphere. Although the Company believes that the Black Hawk market is primarily characterized by numerous small, privately held gaming facilities, the Company considers its main competition to be the larger gaming facilities located in Black Hawk and Central City, and particularly those with considerable on-site parking and established brand names and reputations in the local market. The largest casinos in the Black Hawk market in terms of number of gaming positions are Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers Black Hawk, Canyon Casino (formerly operated by Harrah's), Fitzgeralds Black Hawk, Gilpin Hotel Casino and the Lodge. Each of these casinos also offers on-site parking.

  The Company believes that its primary competition will be from casinos located in immediate proximity to the Isle-Black Hawk. Colorado Central Station, a well-established casino, is located closest to the Isle-Black Hawk across the intersection of Mill Street and Main Street. Colorado Central Station has approximately 700 slot machines, approximately 20 table games, amenities such as a food court and a bar and among the most parking spaces of any gaming facility in the city of Black Hawk with approximately 690 valet parking spaces. In June 1998, the Lodge opened a facility which has approximately 800 slot machines, 22 table games, underground parking accommodating approximately 500 vehicles, and 50 hotel rooms. This facility is located approximately 0.3 miles from Isle-Black Hawk.

  In addition to the existing competition, plans for three new casinos have been either publicly announced or are already under construction in Black Hawk. One of these, the Black Hawk Brewery has begun excavation and another, Riviera, is expected to shortly begin construction.

  The casinos in Cripple Creek (located a driving distance of 110 miles to the south of the Black Hawk market) and the Native American casinos located in the southwestern corner of the state, constitute the only other casino gaming communities in the state of Colorado. Management believes that Cripple Creek, located 45 miles west of Colorado Springs, also provides limited competition to the Black Hawk market. The Isle-Black Hawk will also compete with other forms of gaming including lottery gaming and horse and dog racing, among others, and compete for entertainment dollars generally with other forms of entertainment. The information contained in this discussion of competition was derived from publicly available data, except where stated otherwise. While the Company regards these sources as reasonably reliable, no assurances can be made regarding the accuracy of such information.

CONSTRUCTION SUMMARY

  The Isle-Black Hawk is being built pursuant to a design/build agreement (the "Design/Build Agreement") with Haselden Construction, Inc. (the "Contractor"). The development and construction of the Isle-Black Hawk involves the following: (a) excavation, including any remediation or reinforcement of structural abnormalities or other problems uncovered in or caused by the excavation process, (b) construction of the foundation and superstructure of the Isle-Black Hawk, (c) interior finish of the Isle-Black Hawk, (d) the widening of the Mill Street bridge and construction of a pedestrian bridge (as required by the City of Black Hawk), (e) construction of the parking facilities and (f) other aesthetic enhancements, including landscaping. Excavation has been completed and construction of the superstructure is underway. The Isle-Black Hawk is expected to be substantially completed by late 1998 or early 1999.

  The Design/Build Agreement provides that Contractor, itself and through various subcontractors, has agreed to design and construct the Isle-Black Hawk and perform all necessary excavation and other site work as well as provide certain non-gaming furniture, fixtures and equipment. The Isle-Black Hawk will be constructed to allow a hotel to be developed on top of the facility in the future, although the Company currently has no definitive plans to do so.

  The Design/Build Agreement provides for a "guaranteed maximum price" of $47.3 million (exclusive of construction of a hotel) which is fully supported by a payment and performance bond from Contractor and a site specific errors and omissions policy in the amount of $5.0 million, subject to a $25,000 deductible payable by Contractor which covers errors and omissions of all professional architects and engineers working on the projects. The payment and performance bond does not cover professional design or engineering errors or omissions. The "guaranteed maximum price" is subject to increase if plans or specifications change or if the project (i) encounters certain unforeseen geological or excavation conditions, (ii) is delayed by the Company without the fault or negligence of Contractor, or (iii) is delayed because of a change in law. The "guaranteed maximum price" may also be decreased if changes in design and specifications provide cost savings. The Company incurred $2 million of additional costs in early 1998 due to unforeseen excavation conditions, and approximately $0.7 million of additional costs, consisting primarily of labor-related costs, in connection therewith to maintain the project's construction schedule, all of which were embodied in a change order to the Design/Build Agreement dated December 19, 1997. Additionally, to discourage delays, liquidated damages will be payable by Contractor for each day that substantial completion of the Isle-Black Hawk is delayed (other than by an excusable event) past the Casino Substantial Completion Date, as defined in the Design/Build Agreement, by (i) $0 per day for the first fourteen days of the delay, (ii) $12,000 per day for the next fourteen days and (iii) $18,000 for each day thereafter. To encourage early completion of the Isle-Black Hawk incentive fees will be payable to Contractor in the amount of $10,000 for each day that the Isle-Black Hawk is substantially completed before the seventh day prior to the Casino Substantial Completion Date. The Design/Build Agreement also provides incentives for Contractor to limit construction costs by sharing cost savings between the Company and Contractor as follows: (i) the first $500,000 of savings accrues entirely to the Company,
(ii) the next $500,000 of savings are split 80% to the Company and 20% to Contractor or (iii) the next $1,000,000 of savings are split 70% to the Company and 30% to Contractor.

RECENT DEVELOPMENTS

  A newly formed division of the Blackhawk Improvement District has plans to sell $3.0 million of municipal bond financing to pay for approximately $2.4 million municipal improvements which the Company agreed to make for the City of Blackhawk as part of its development plans. Funds to repay these bonds will be obtained by the District through a special assessment to be levied equally against the property owned by the Company and Riviera over a period of ten years.

  On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property'). On January 2, 1998, the Company, as Lessee, entered into a lease agreement with Casino America of Colorado for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, the Company has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado incurred in connection with the purchase and ownership of the land, less any payments made by the Company, as Lessee.

EMPLOYEES

  The Company currently has no employees, but upon opening anticipates having an average of 825 full-time equivalent employees subject to seasonal fluctuation, with the highest number of employees during the summer months.

REGULATORY MATTERS

  Operating Restrictions. Colorado gaming law permits legalized limited gaming in the cities of Central City, Black Hawk and Cripple Creek, Colorado. "Limited gaming" is defined as the use of slot machines and the card games of black jack and poker, each with a maximum single bet of five dollars. Gaming is confined to the commercial districts of Black Hawk, Central City and Cripple Creek as those commercial districts are defined in city ordinances. Gaming is restricted to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, as determined by the municipal governing bodies. No more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming. Gaming operations are prohibited between the hours of 2:00 a.m. and 8:00 a.m. No limits are imposed on total patron losses and casinos are not allowed to extend credit to the patrons. Persons under the age of 21 are prohibited from participating in gaming or lingering in gaming areas of a casino. Colorado law requires licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado authorities. Detailed and extensive playing procedures, standards, requirements and rules of play are established for poker, blackjack and slot machines. Licensees must, in addition, adopt comprehensive internal control procedures governing their gaming operations. Such procedures must be approved in advance by the Colorado authorities and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). Violations of Colorado gaming laws or regulations are criminal offenses and the person or entity violating the same may, in addition, be subject to fines and have its gaming license suspended or revoked.

  License Information Requirements. The Colorado Commission may issue the following five types of licenses: (i) slot machine manufacturer or distributor; (ii) operator; (iii) retail gaming; (iv) support; and (v) key employee. The first three licenses are issued for a one-year period and require annual renewal. However, support licenses and key employee licenses are issued for two year periods and are renewable. The Colorado Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time and also has the authority to impose fines.

  A slot machine manufacturer or distributor license is required for all persons who manufacture, import or distribute slot machines in Colorado, or who otherwise act as slot machine manufacturers or distributors. No manufacturer or distributor of slot machines may have an interest in any casino retailer or operator, allow any of its officers or persons with a substantial interest in it to have such an interest, employ any person if such person is employed by a casino retailer or operator, or allow any casino retailer or operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. "Substantial interest" means the lesser of: as large an interest (direct or indirect) in the licensee as that of any other shareholder, partner or principal, or any financial or equity interest equal to or greater than 5%. Notwithstanding the definition of "substantial interest", there may remain an argument that the ownership of less than 5% of the voting securities of a publicly traded licensee or publicly traded affiliate of a licensee is not a substantial interest. On December 15, 1997, the Division ruled that it is unlawful for any officers, directors or persons holding a substantial interest in a manufacturer/distributor to hold publicly or privately traded stock in a corporation operating as a retailer in Colorado, and vice versa. An operator license is required for all persons who permit slot machines on their premises or who engage in the business of placing and operating slot machines on the premises of a retailer. A retail gaming license is required for all persons permitting or conducting gaming on their premises and such license may be granted only to a retailer. No person may have an ownership interest in more than three retail licenses. All natural persons employed in the field of gaming must hold either a support or key employee license. The Colorado Commission recently ruled that businesses which provide gaming-related services must obtain support licenses. Every retail gaming licensee must have a key employee licensee in charge of all gaming activities available at all times when gaming is being conducted. The Colorado Commission may determine that any employee of a licensee is a key employee and, therefore, require that such person apply for licensing as a key employee.

  An applicant for any type of Colorado license must provide the following information: (i) personal background information; (ii) financial information;
(iii) participation in legal or illegal activities in Colorado or other jurisdictions, including foreign countries; (iv) criminal record information;
(v) information concerning all pecuniary and equity interest in the applicant; and (vi) other information as requested or required. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing and are of good moral character. The Colorado legislature has defined unsuitability or unsuitable in relation to a person as the inability to be licensed by the Colorado Commission because of prior acts, associations or financial conditions, and, in relation to acts or practices, those which violate or would violate the statutes or rules or are or would be contrary to the declared legislative purposes of the Colorado Act. Without limiting the foregoing, a person cannot be licensed if such person has served a sentence upon conviction of a felony or fraud-related misdemeanor within ten years or has been convicted of a gambling-related offense, or is currently under a prosecution or is associated with organized crime or has refused to cooperate in certain governmental investigations. Applicants have the burden of proving their qualifications to the Colorado Commission and must submit to and pay the full cost of any background investigations as may be ordered by the Colorado Commission. There is no limit on the cost of such background investigations and no guaranty that any applicant will receive licensing from the Colorado Commission.

  The current practice of the Colorado authorities is to require the following persons and entities to complete background investigation forms, and to provide comprehensive information and to submit to a full background investigation: (a) persons or entities owning (either directly or on a pass-through basis) 5% or more of a licensee (other than certain institutional investors in publicly traded licensees), (b) directors and officers of the licensees and (c) in certain circumstances, directors and officers of entities described at (a) above. But, the Colorado authorities retain the discretion to require any person or entity with an interest in a licensee (directly or on a pass-through basis) to submit such information and undergo such investigation. The purpose of the investigation is to determine each such person's or entity's qualifications and suitability for licensure. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with licensee or applicant, must provide any information if so requested by the Colorado authorities, including submission to a full background investigation if ordered by the Colorado authorities.

  Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest in, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's license application. A license grant may be conditioned upon the termination of any relationship with unsuitable persons.

  Licensees have a continuing duty to report to the Colorado Commission information concerning persons with a financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Therefore, the requisite information regarding the holders of the Notes will have to be periodically reported to the Colorado authorities.

  As a general rule, under the Colorado law and regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a 5% interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has 5% or more financial interest in an institutional investor, but the institutional investor has less than a 5% interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than 5% financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than 5% of the publicly traded licensee's voting securities or of a publicly traded company affiliated with licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than 5% of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than 5% of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the business opportunities of the Company and its stockholders in Colorado are limited to such interests that comply with the statute and Commission's rules.

  Conveyance of Licensor. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Also, no person may own gaming equipment without being licensed. Such prohibition could impair the ability of the holders of the Notes to liquidate the assets of the Company upon any foreclosure of the liens securing the Notes.

  There cannot be a change in control of the Company without the Colorado Commission's prior approval. Also, there can be no change in the membership interests of the Company without the Colorado Commission's prior approval.

  All agreements, contracts, lease or arrangements in violation of applicable Colorado law or regulations are void and unenforceable. The Colorado Commission or Division Director may require changes in gaming contracts (which are any agreements with a licensee, such as the Notes) or termination of a gaming contract.

  Rule 4.5. In addition to the other requirements of the gaming laws, the Colorado Commission has enacted a special rule, Rule 4.5, which imposes additional requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly by publicly traded corporations. The term "publicly traded corporation" is a specially defined term and may include limited liability companies, trusts, partnerships and other business organizations, and may even include entities exempted from the registration requirements of the securities laws under certain circumstances.

  Under Rule 4.5., licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that: restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws; limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Commission, the holder may in limited circumstances transfer the voting interest or securities to a suitable person (as determined by the Colorado Commission). Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest on them, the interests or securities may not be voted, or entitled to any vote, and they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holder of the securities or interests.

  Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of voting securities of a publicly traded corporation involved in gaming in Colorado or (ii) 5% or more of the beneficial interest of any class of voting securities in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such person hereinafter referred to as "qualifying person"), must notify the Colorado authorities within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability. Licensees also must notify any qualifying person of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

  A qualifying person who is an institutional investor under Rule 4.5 and whose interests equal 15% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests. A qualifying person who is an institutional investor and whose interests are less than 15%, may not be required to apply for suitability, provided such person fulfills certain reporting requirements.

  Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company thereof. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

  Taxes. In addition, to any other applicable license fees, up to a maximum of 40% of the adjusted gross proceeds of gaming operations ("AGP") may be payable by a licensee for the privilege of conducting gaming. AGP is generally defined as the total amounts wagered less all payments to players. With respect to games of poker, AGP means those sums wagered in a hand retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Currently, the gaming tax on AGP is; 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months.

  Annual Device Fees. The Colorado Commission requires all gaming licensees to pay an annual device fee for each slot machine, blackjack table and poker table. The current annual state device fee is $75. The municipalities of Central City, Black Hawk and Cripple Creek also assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the state or city. The state device fee is not prorated; a device used at any time during the year is assessed the full state fee. Local device fees are currently prorated according to device usage; the city of Black Hawk prorates device fees such that any device used at any time during a month is subject to the device fee for such month. In addition, a business improvement fee of up to $154.08 per device and a transportation impact fee of $77 per device also may apply depending upon the location of licensed premises. The Isle-Black Hawk is currently not subject to the business improvement fee of $100 per device.

  Alcohol. The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control, and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to deny, limit, condition, suspend or revoke any such licenses. Persons or entities which directly or on a pass-through basis own 10% or more of a licensee will be required to complete applications and submit certain personal and financial information, and be subject to investigation. Violation of the state alcoholic beverage laws may constitute a criminal offense, and violators may be subject to criminal prosecution, incarceration and fines.

  There are various classes of alcoholic beverage licenses under the Colorado Liquor Code. ICBH has applied for a retail gaming tavern license. In no event may any person hold more than or have an interest in more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one type of liquor license, so that a person with an interest in the Company cannot have an interest in a hotel and restaurant liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority. The Department's Liquor Enforcement Division also must approve the application.

  Recent Developments. In 1997 the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks under certain terms and conditions. In 1998, a similar bill was presented, but not passed by the state legislature. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. Depending on the display, the player may be awarded a ticket, which can be exchanged for cash or playing credit. There can be no assurance that similar legislation permitting video lottery terminals in dog and horse race tracks or other venues will not be considered in the future.

  Federal legislation was recently enacted that established a National Gambling Impact and Policy Commission to study the economic impact of gambling on the United States, the individual states and Native American tribes. Additional federal regulation may occur due to the initiation of hearings by the Commission. Any new federal or state legislation could have a material adverse effect on the Company.

  The Company currently holds no gaming or liquor licenses, but has applied for those licenses. While the Company believes that it will be able to obtain such licenses, no assurances can be given that such licenses will be issued or granted, or, if issued and granted, not subject to additional material restrictions or subsequently revoked. The failure or inability to obtain any such licenses in a timely manner, the imposition of additional material restrictions in connection therewith, or the subsequent revocation of any such license, would materially and adversely affect the Isle-Black Hawk.

ITEM 2. PROPERTIES.

  The property upon which the Isle-Black Hawk is being built is owned by the Company and consists of approximately 9.4 acres located at the southeast corner of Mill and Main streets in Black Hawk, Colorado. Approximately 8.7 acres is owned by the Company and approximately 0.7 acres is leased by the Company from Casino America of Colorado with an option to purchase. See Recent Developments.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  None

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected historical financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                     FISCAL YEAR
                                                                     ENDED APRIL
                                                                      26, 1998
                                                                     -----------
                                                                         (IN
                                                                     THOUSANDS)
   INCOME STATEMENT DATA
     Revenues.......................................................   $    --
     Operating income...............................................        --
     Net income (loss)..............................................    (2,032)
                                                                      APRIL 26,
                                                                        1998
                                                                     -----------
                                                                         (IN
                                                                     THOUSANDS)
   BALANCE SHEET DATA
     Total assets...................................................   $95,877
     Long-term debt.................................................    75,000
     Members' equity................................................    12,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

  The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's market, the Company's construction activities and the Company's possible plans to develop a hotel at its facility, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor, unforeseen delays resulting from weather interference, failure to obtain necessary approvals, further development of the competitive environment in the Black Hawk market, environmental issues and changes in gaming laws and regulations in the jurisdiction in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission, registration no. 333-38093.

DEVELOPMENT ACTIVITIES

  The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Since that time, the Company's activities have been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions; conducting excavation and construction activities at the site. It is anticipated that the Isle-Black Hawk will include a 55,000 square-foot gaming facility featuring approximately 1,100 slot machines, up to 24 table games, on-site covered parking for approximately 1,000 vehicles and various other amenities. On August 25, 1997, the Company was issued an excavation permit and began excavation on or about August 25, 1997. On March 3, 1998, the Company was issued a foundation permit and began pouring the foundation for the Isle-Black Hawk on or about March 6, 1998. Subject to the delays inherent in construction projects of the magnitude of the Isle-Black Hawk, and subject to obtaining the necessary gaming licenses, other permits and financing, the Company expects to open the Isle-Black Hawk for business in late 1998 or early 1999.

  The general contractor (the "Contractor") for the Isle-Black Hawk construction project notified the Company in November, 1997 that excavation and site preparation activities had uncovered a greater amount of less stable weathered rock and overburden soil than originally anticipated. As a result, the Company added $2.7 million to the development and construction budget for the Isle-Black Hawk, consisting of $2.0 million to cover the additional excavation and site preparation costs and an additional $0.7 million of primarily labor costs to maintain the project's construction schedule. The Company accordingly amended its excavation and construction budget on December 19, 1997. The additional $2.7 million is to be drawn from past and future interest earnings on amounts in the Construction Disbursement Account. The Company believes that sufficient funds remain to enable the Isle-Black Hawk to be developed as planned and open for business within the anticipated time frame.

RESULTS OF OPERATIONS

  The Company is in the development stage and does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs. The capitalized costs have consisted primarily of license and permit application, design, construction and financing fees. Future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. While the Company believes that the Isle-Black Hawk, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit the Company to meet its payment obligations, including with respect to the Notes, there can be no assurance that the Company will be able to achieve these results. Isle of Capri Black Hawk Capital Corp. ("Capital Corp.") is a wholly-owned subsidiary of the Company and was incorporated for the sole purpose of serving as co-issuer of the Notes. Capital Corp. will not have any operations or material assets and will not have any revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's initial capital was contributed by its members as provided in the Members Agreement and recorded on the closing date of the offering of the Notes. The Company expects to fund the continued development of the Isle-Black Hawk from a combination of (i) previous equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million,

(ii) net proceeds of $72.0 million from the sale of the Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement, and (iii) furniture, fixtures and equipment financing in the amount of up to $15.0 million. In addition, Casino America provided the Completion Capital Commitment, pursuant to which it committed to contribute up to $5.0 million to the Company in the event that amounts in the Construction Disbursement Account and the Completion Reserve Account are insufficient to cause the Isle-Black Hawk to become operating on or before April 1, 1999, or if the Isle-Black Hawk is not operating by such date. On December 19, 1997, the Company added approximately $2.7 million to the development and construction budget for the Isle-Black Hawk, to be drawn from past and future interest earnings in the Construction Disbursement Account, to provide for an increase in the "guaranteed maximum price" under the Design/Build Agreement due to the discovery of a greater amount of less stable weathered rock and overburden soil at the construction site than was originally anticipated and to maintain the project's construction schedule. See the previous discussion under "--Development Activities". The Company did not exercise an option under the Design/Build Agreement on March 1, 1998, to construct a 118-room hotel. The Company is reviewing plans for the construction of a hotel; however, as of the date of this filing, no definitive arrangements have been made.

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

YEAR 2000 COMPLIANCE

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after 1999). The Company does not expect any material cost to be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendors at no charge to the Company. The Company has obtained assurances from its software vendors with respect to Year 2000 issues and does not anticipate any material disruption in its operations. The Company expects to have all software modifications in place by April 1999. The date which the Company believes it will complete the Year 2000 modifications is based on information obtained by management from its information technology vendors which could be impacted if these third-party companies are not compliant in a timely manner.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
ISLE OF CAPRI BLACK HAWK L.L.C.
Report of Independent Auditors.............................................  12
Consolidated Balance Sheet.................................................  13
Consolidated Statement of Operations.......................................  14
Consolidated Statement of Members' Equity..................................  15
Consolidated Statement of Cash Flows.......................................  16
Notes to Consolidated Financial Statements.................................  17

                        REPORT OF INDEPENDENT AUDITORS

  We have audited the accompanying balance sheet of Isle of Capri Black Hawk L.L.C. (a development stage company) as of April 26, 1998, and the related consolidated statements of operations, members' equity and cash flows for the period April 25, 1997 (date of inception) through April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isle of Capri Black Hawk L.L.C. at April 26, 1998, and the results of its operations and its cash flows for the period from April 25, 1997 (date of inception) through April 26, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
June 10, 1998

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                       APRIL 26,
                                ASSETS                                   1998
                                ------                                 ---------
CURRENT ASSETS:
  Cash................................................................  $   547
  Interest receivable.................................................    1,031
  Prepaid expenses....................................................       34
                                                                        -------
    TOTAL CURRENT ASSETS..............................................    1,612
PROPERTY AND EQUIPMENT:
  Land and land improvements..........................................   14,544
  Construction in progress............................................   26,398
                                                                        -------
Property and equipment................................................   40,942
OTHER ASSETS:
  Restricted cash.....................................................   48,948
  Deferred financing costs, net of accumulated amortization of $481...    4,375
                                                                        -------
    TOTAL ASSETS......................................................  $95,877
                                                                        =======
                   LIABILITIES AND MEMBERS' EQUITY
                   -------------------------------
CURRENT LIABILITIES:
  Accounts payable--trade.............................................  $ 4,602
  Accrued interest....................................................    1,688
  Accrued construction payable........................................    1,614
                                                                        -------
    TOTAL CURRENT LIABILITIES.........................................    7,904
LONG-TERM DEBT........................................................   75,000
MEMBERS' EQUITY:
  Member's equity--Casino America of Colorado, Inc. ..................    7,121
  Member's equity--Blackhawk Gold, Ltd................................    5,852
                                                                        -------
    TOTAL MEMBERS' EQUITY.............................................   12,973
                                                                        -------
    TOTAL LIABILITIES AND MEMBERS' EQUITY.............................  $95,877
                                                                        =======

                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)

                                                               APRIL 25, 1997
                                                             (DATE OF INCEPTION)
                                                                   THROUGH
                                                               APRIL 26, 1998
                                                             -------------------
INTEREST EXPENSE, NET OF CAPITALIZED INTEREST OF $2,320.....        (5,021)
INTEREST INCOME ............................................         2,989
                                                                   -------
NET LOSS....................................................       $(2,032)
                                                                   =======



                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                 (IN THOUSANDS)

                                              CASINO AMERICA BLACKHAWK  TOTAL
                                                    OF         GOLD,   MEMBERS'
                                              COLORADO, INC.   LTD.     EQUITY
                                              -------------- --------- --------
BALANCE, APRIL 25, 1997 (DATE OF INCEPTION)..    $    --      $   --   $    --
  Capital contribution development costs.....        317          --       317
  Capital contribution--cash.................      7,084          --     7,084
  Capital contribution--land.................        100       7,504     7,604
  Equity transfer............................        833        (833)       --
  Net loss...................................     (1,213)       (819)   (2,032)
                                                 -------      ------   -------
BALANCE, APRIL 26, 1998......................    $ 7,121      $5,852   $12,973
                                                 =======      ======   =======



                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             APRIL 25, 1997
                                                           (DATE OF INCEPTION)
                                                                 THROUGH
                                                             APRIL 26, 1998
                                                           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................      $ (2,032)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Amortization of deferred financing costs................           481
    Changes in current assets and liabilities:
      Interest receivable.................................        (1,031)
      Prepaid expenses....................................           (34)
      Accounts payable and accrued liabilities............         6,212
                                                                --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES...............      $  3,596
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................       (31,148)
  Increase in restricted cash.............................       (48,948)
                                                                --------
  NET CASH USED IN INVESTING ACTIVITIES...................       (80,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing.................................        72,000
  Deferred financing costs................................        (1,641)
  Principal payment on land mortgage......................          (396)
  Capital contribution received...........................         7,084
                                                                --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES...............        77,047
Net increase in cash......................................           547
Cash, beginning of period.................................            --
                                                                --------
CASH, END OF PERIOD.......................................      $    547
                                                                ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAYMENTS FOR:
  Interest................................................      $  5,172
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Debt issued for:
    Underwriting fees on first mortgage notes.............         3,000
  Capital contributions:
    Land, net of mortgage of $396.........................         7,604
    Financing fees........................................           137
    Property and equipment................................           180
  Other:
    Construction costs funded through accounts payable....         1,614

                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. (the "Company"), a Colorado limited liability company, was formed. The Company is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly-owned subsidiary of Casino America, Inc. ("Casino America"), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly-owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The Company is a Development Stage Company and has not commenced gaming operations. The principal purpose of the Company is to develop and operate a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999.

  On August 20, 1997, the Company and Isle of Capri Black Hawk Capital Corp. ("Capital Corp."), a wholly-owned subsidiary of the Company that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes (the "Notes") due 2004 with Contingent Interest in order to finance the construction and development of the Isle-Black Hawk.

  The rights and obligations of Casino America of Colorado and Blackhawk Gold are governed in part by the Amended and Restated Operating Agreement of the Company ("the Agreement") dated as of July 29, 1997. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado contributed cash, land purchase rights and development costs to the Company and Blackhawk Gold contributed land to the Company.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Recently Issued Authoritative Pronouncement

  In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, the SOP requires entities upon adoption to write-off as the cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998.

 Cash equivalents

  The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At April 26, 1998, there were no cash equivalents.

 Pre-opening costs

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

 Certain significant risks and uncertainties

  Gaming regulation licensing. The Company's ability to conduct gaming operations in the State of Colorado depends on the licensing or qualification of the Company, Casino America, Nevada Gold, and other persons and entities associated with the foregoing. No Colorado gaming license has been issued to the Company, to date. Such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado.

  Competition. The Black Hawk/Central City, Colorado market has many established casinos. The market is highly competitive and other significant development projects are currently being planned or are under construction.

  Construction risks. Construction projects entail significant risks, including, but not limited to, costs overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference, any of which, if it occurred, could delay construction and/or result in substantial increases in costs to the Company. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In that event, an impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2. PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost except for land contributed by Blackhawk Gold, which is stated at its appraised value. Depreciation will be computed, upon the commencement of gaming operations, using the straight-line method over the estimated useful lives of the property and equipment.

NOTE 3. OTHER ASSETS

  Restricted cash--represents cash proceeds from the sale of the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with use restricted by an indenture between the Company and the trustee, dated August 20, 1997 in connection with the issuance of the Notes (the "Indenture"). Amounts in the Construction Disbursement Account, which contained approximately $34.7 million at April 26, 1998, will be used for the development, construction and opening of the casino entertainment complex by the Company in Black Hawk, Colorado. Amounts in the Completion Reserve Account, approximately $5.1 million at April 26, 1998, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $9.1 million at April 26, 1998, have been and will be used to pay the first three fixed interest payments on the Notes, which were issued pursuant to the Indenture.

  Deferred financing costs--are being amortized over the life of the Notes using the effective interest method commencing on the date of issuance, August 20, 1997.

NOTE 4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

    Restricted cash--The carrying amounts approximate fair value because of the short maturity of these instruments.

    Long-term debt--The fair value of the Company's long-term debt is estimated based on whether the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

  The estimated carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                 APRIL 26, 1998
                                                                ----------------
                                                                CARRYING  FAIR
                                                                 AMOUNT   VALUE
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Financial assets
     Restricted cash........................................... $48,948  $48,948
   Financial liabilities
     First mortgage notes...................................... $75,000  $76,125

NOTE 5. LONG-TERM DEBT

  Long-term debt consists of $75,000,000 in 13% First Mortgage Notes with Contingent Interest, due August 31, 2004. Interest on the Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the Notes on each interest

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................   106.5%
      2002...........................................................   103.2%
      2003 and thereafter............................................   100.0%

  Beginning with the first operating year after the Company begins gaming operations, the Company will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of the Company's excess cash flow, as defined.

  The Company obtained a letter of credit, as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reasons the Company fails to complete the construction project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Casino America, Inc. and the balance is secured by Casino America's open line of credit with the bank.

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At April 26, 1998, the Company was in compliance with all debt covenants.

NOTE 6. RELATED PARTY TRANSACTIONS

  Completion Capital Commitment. Casino America has provided a Completion Capital Commitment pursuant to which it has committed to contribute to the Company up to $5.0 million in the event that such amounts are necessary to cause the Isle-Black Hawk to commence operations on or before April 1, 1999, or if the Isle-Black Hawk has not begun operating by such date.

  Management Agreement. On April 25, 1997, the Company entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with Casino America, which will manage the casino entertainment complex in exchange for a fee. The management fee will be equal to two percent of revenues, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee will go into effect upon commencement of casino operations.

  Lease Agreement. On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property'). On January 2, 1998, the Company, as Lessee, entered into a lease agreement with Casino America of Colorado for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, the Company has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado incurred in connection with the purchase and ownership of the land, less any payments made by the Company, as Lessee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Managers and the Executive Officers of the Company, and the directors and executive officers of Capital are set forth below:

           NAME           AGE                    POSITION(S)
           ----           ---                    -----------
 Bernard Goldstein.......  69 Chief Executive Officer of the Company and of
                               Capital
 John M. Gallaway........  60 President and Chief Operating Officer of the
                               Company and of Capital; Manager of the Company;
                               Director of Capital
 Allan B. Solomon........  62 Executive Vice President, General Counsel and
                               Secretary of the Company and of Capital; Manager
                               of the Company; Director of Capital
 H. Thomas Winn..........  58 Vice President of the Company and of Capital;
                               Manager of the Company; Director of Capital
 Rexford A. Yeisley......  51 Vice President, Chief Financial Officer,
                               Treasurer and Assistant Secretary of the Company
                               and of Capital
 Timothy M. Hinkley......  42 Senior Vice President of Operations of the
                               Company and of Capital

  Bernard Goldstein. Mr. Goldstein has been Chairman of the Board of Casino America since June 1992 and Chief Executive Officer of Casino America since September 1995. From June 1992 until February 1993 and from September 1995 until December 1995, Mr. Goldstein was also President and Chief Executive Officer of Casino America. Mr. Goldstein has been active in the development of the riverboat gaming industry in a number of states and was Chairman of the Board of Steamboat Development Corporation and Steamboat Southeast, Inc., both of which were involved in the first legalized riverboat gaming ventures in the United States. In addition to his involvement in the riverboat gaming industry, Mr. Goldstein has been involved in scrap metal recycling since 1951 and barge-line transportation since 1960.

  John M. Gallaway. Mr. Gallaway has been President of Casino America since December 1995 and Chief Operating Officer of Casino America since July 1996. From July 1995 to November 1995, Mr. Gallaway was a professor at the University of Houston. Mr. Gallaway was Deputy Managing Director, Gaming, of Sun International, a company engaged in owning and operating casinos and resorts, from September 1992 to August 1994. Prior to that, from 1984 to 1992, Mr. Gallaway was President and General Manager of TropWorld Casino Resort in Atlantic City and, from 1981 to 1984, he was President and General Manager of the Tropicana Hotel in Las Vegas.

  Allan B. Solomon. Mr. Solomon has been Secretary and a director of Casino America since June 1992, served as the Chief Financial Officer and Treasurer of Casino America from June 1992 to October 6, 1993, and was Chairman of its Executive Committee from January 1993 to April 1995. Mr. Solomon became General Counsel of Casino America in May 1994 and became Executive Vice President in April 1995. Mr. Solomon was a partner in the Florida law firm of Broad and Cassel from 1986 to May 1994.

  H. Thomas Winn. Mr. Winn has been the Chairman and CEO and President of Nevada Gold since January 1994. He has also been a Director of Nevada Gold since 1994. Mr. Winn served as Chairman of Aaminex Capital Corporation from 1983 through 1994. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining and environmental activities. Mr. Winn has formed numerous investment limited partnerships and capital formation ventures.

  Rexford A. Yeisley. Mr. Yeisley has been Chief Financial Officer of Casino America since December 1995. Mr. Yeisley was Senior Vice President and Chief Financial Officer of Six Flags Theme Parks, Inc. from 1991 to 1995, and from 1987 to 1991, Mr. Yeisley was Vice President and Chief Financial Officer of that company.

  Timothy M. Hinkley. Mr. Hinkley has been Senior Vice President of Operations for Casino America since April 1997. Mr. Hinkley was General Manager and Vice President of the Isle of Capri Casino Crowne Plaza Resort in Biloxi, Mississippi from May 1992 to April 1997. Prior to that, from 1990 to 1992, Mr. Hinkley was Vice President of Food and Beverage and Entertainment of Steamboat Development Corporation, a riverboat gaming company in Iowa.

ITEM 11. EXECUTIVE COMPENSATION

  The Company currently has no employees.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Casino America and Nevada Gold beneficially own a 60% and 40% interest, respectively, in the Company. The following table sets forth information as of July 15, 1998, with respect to the beneficial ownership of Casino America, the stock by (i) each manager of the Company (ii) each executive officer of the Company; and (iii) all executive officers and managers of the Company as a group.

                                                    NUMBER OF
                                                    SHARES OF
                                                  CASINO AMERICA  PERCENTAGE OF
                                                   COMMON STOCK   CASINO AMERICA
                                                   BENEFICIALLY    COMMON STOCK
NAME OF BENEFICIAL OWNER                              OWNED        OUTSTANDING
------------------------                          --------------  --------------
Bernard Goldstein................................   2,972,101(1)        13%
John M. Gallaway.................................     115,500(2)         *
Allan B. Solomon.................................     439,133(3)         2%
H. Thomas Winn...................................          --
Rexford A. Yeisley...............................      22,500(4)         *
Timothy M. Hinkley...............................      40,374(5)         *
All current executive officers and Managers as a
 group (five persons)............................   3,589,608           15%

--------
 *  Less than one percent.
(1) Includes 75,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(2) Includes 97,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(3) Includes 156,713 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(4) Includes 20,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(5) Consists of 40,374 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

  The Company is the sole shareholder of Capital.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Casino America and the Company entered into an amended and restated management agreement dated as of July 29, 1997. The term of the Management Agreement expires on December 31, 2096, unless terminated earlier in accordance with the terms. In consideration of the services provided under the management agreement, the Company has agreed to pay Casino America, as manager, a fee equal to 2% of capitalized revenues (as defined in the Management Agreement), plus ten percent of Operating Income (as defined in the Management Agreement) up to a maximum of 4% of revenues.

  Casino America and the Company entered into a License Agreement dated July 29, 1997 which will become effective on the Closing Date and pursuant to which Casino America will license to the Company the use of the trademarks Isle of Capri(R), Island Gold(R), Calypso's(R), Farradday's(TM) and Isle Style(TM), the trademark Isle of Capri parrot logo and future trademarks utilized by the Manager at its other gaming facilities. No license fee is payable thereunder. The license terminates upon the occurrence of certain events, such as termination of the Management Agreement.

  On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property'). On January 2, 1998, the Company, as Lessee, entered into a lease agreement with Casino America of Colorado for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, the Company has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado incurred in connection with the purchase and ownership of the land, less any payments made by the Company, as Lessee.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents Filed as Part of this Report.

    1. Financial Statements.

      The following financial statements of the Company and reports of independent auditors are included on pages 15 to 24 of this Form 10-K:

            ISLE OF CAPRI BLACK HAWK L.L.C./ISLE OF CAPRI BLACK HAWK CAPITAL
            CORP.

            Report of Independent Auditors
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Members' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

    2. Financial Statements Schedules.

      None required or applicable.

    3. Exhibits.

      A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

    None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ISLE OF CAPRI BLACK HAWK L.L.C.


                                                /s/  John M. Gallaway
                                          By __________________________________
                                                    John M. Gallaway
                                           President, Chief Operating Officer
                                                       and Manager

Dated: July 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/   John M. Gallaway          President, Chief Operating      July 24, 1998
____________________________________ Officer and Manager
          John M. Gallaway

      /s/ Rexford A. Yeisley         Chief Financial Officer         July 24, 1998
____________________________________ (Principal Financial and
         Rexford A. Yeisley          Accounting Officer)

     /s/  Allan B. Solomon           Executive Vice President,       July 24, 1998
____________________________________ Secretary, General Counsel
          Allan B. Solomon           and Manager

      /s/    H. Thomas Winn          Vice President, Manager         July 24, 1998
____________________________________
            H. Thomas Winn

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *1     Purchase Agreement among Isle of Capri Black Hawk Capital Corp. and
         Jefferies & Company, Inc.
  *3.1   Articles of Organization of Isle of Capri Black Hawk, L.L.C.
  *3.2   Articles of Incorporation of Isle of Capri Black Hawk Capital Corp.
  *3.3   Bylaws of Isle of Capri Black Hawk Capital Corp.
  *4.1   Indenture among Isle of Capri Black Hawk L.L.C., Isle of Capri Black
         Hawk Capital Corp. and IBJ Schroder Bank & Trust Company, as Trustee.
  *4.2   Form of 13% Series A First Mortgage Note due 2004 with Contingent
         Interest.
  *4.3   Cash Collateral and Disbursement Agreement among IBJ Schroder Bank &
         Trust Company, as the Disbursement Agent, IBJ Schroder Bank & Trust
         Company, as the Trustee, CRSS Constructors, Inc., as the Independent
         Construction Consultant, Isle of Capri Black Hawk L.L.C., as the
         Company and an Issuer and Isle of Capri Black Hawk Capital Corp., as
         Co-Issuer.
  *4.4   Registration Rights Agreement among Isle of Capri Black Hawk L.L.C.,
         Isle of Capri Black Hawk Capital Corp., and Jefferies & Company, Inc.
  *4.5   Deed of Trust to Public Trustee, Security Agreement, Fixture Filing
         and Assignment of Rents, Leases and Leasehold Interests, by Isle of
         Capri Black Hawk L.L.C. and Isle of Capri Capital Corp. to the Public
         Trustee of Gilpin County, Colorado for the benefit of IBJ Schroder
         Bank & Trust Company.
  *4.6   Assignment of Rents, Leases and Leasehold Interests by Isle of Capri
         Black Hawk L.L.C. and Isle of Capri Capital Corp. for the benefit of
         IBJ Schroder Bank & Trust Company.
  *4.7   Security Agreement by Isle of Capri Black Hawk L.L.C. and Isle of
         Capri Capital Corp. for the benefit of IBJ Schroder Bank & Trust
         Company.
  *4.8   Issuer Pledge Agreement by Isle of Capri Black Hawk L.L.C. in favor of
         IBJ Schroder Bank & Trust Company.
  *4.9   Collateral Assignment by Isle of Capri Black Hawk L.L.C. and Isle of
         Capri Capital Corp. in favor of IBJ Schroder Bank & Trust Company.
  *4.10  Pledge and Assignment by Isle of Capri Black Hawk L.L.C. and Isle of
         Capri Capital Corp. in favor of IBJ Schroder Bank & Trust Company.
  *4.11  Consent to Assignment of Construction Agreement by Haselden
         Construction, Inc. in favor of IBJ Schroder Bank & Trust Company.
  *4.12  Consent to Assignment of Management Agreement by Casino America, Inc.
         in favor of IBJ Schroder Bank & Trust Company.
  *4.13  Consent to Assignment of License Agreement by Casino America, Inc. in
         favor of IBJ Schroder Bank & Trust Company.
  *4.14  Manager Subordination Agreement by Casino America, Inc. in favor of
         IBJ Schroder Bank & Trust Company.
  *4.15  Environmental Indemnity by Isle of Capri Black Hawk L.L.C. in favor of
         IBJ Schroder Bank & Trust Company.
  *4.16  Assignment of Trademark by Isle of Capri Black Hawk L.L.C. and Isle of
         Capri Capital Corp. in favor of IBJ Schroder Bank & Trust Company.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *4.17  Assignment of Copyright by Isle of Capri Black Hawk L.L.C. and Isle of
         Capri Capital Corp. in favor of IBJ Schroder Bank & Trust Company.
  *4.18  Assignment of Patent by Isle of Capri Black Hawk, L.L.C. and Isle of
         Capri Capital Corp. in favor of IBJ Schroder Bank & Trust Company.
  *4.19  Completion Capital Commitment of Casino America.
  *5     Opinion of Mayer, Brown & Platt.
 *10.1   Operating Agreement among Isle of Capri Black Hawk L.L.C., Casino
         America of Colorado, Inc. and Blackhawk Gold, Ltd.
 *10.2   Members Agreement between Casino America of Colorado, Inc. and
         Blackhawk Gold, Ltd.
 *10.3   Management Agreement between Casino America, Inc. and Isle of Capri
         Black Hawk L.L.C.
 *10.4   License Agreement between Casino America, Inc. and Isle of Capri Black
         Hawk L.L.C.
 *10.5   Land Purchase Contract between Roman Entertainment Corporation of
         Colorado and Casino America, Inc.
 *10.6   Exchange Commitment Letter between City of Black Hawk and Blackhawk
         Gold, Ltd.
 *10.7   Design/Build Agreement between Haselden Construction, Inc. and Isle of
         Capri Black Hawk L.L.C.
 *10.8   Subdivision Agreement to be entered into between the City of Black
         Hawk and Isle of Capri Black Hawk L.L.C.
  10.9   Lease Agreement dated January 2, 1998 by and between Casino America of
         Colorado, Inc. and Isle of Capri Black Hawk L.L.C.
  27     Financial Data Schedule.

--------
 * Filed as an exhibit to the Company's Registration Statement on Form S-4 (registration number 333-38093), and incorporated into the Company's Form 10-K for the year ended April 26, 1998, by reference.