Form 10-Q
period 1998-06-26
ISLE OF CAPRI BLACK HAWK LLC
filed 1998-09-10
CIK 1047905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 26, 1998
                                  ------------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------------------------------

Commission File Number:  333-38093
                         ---------------------------------------------------

    Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                   84-1422931
-------------------------------------   ------------------------------------
    (State of Organization)               (IRS Employer Identification No.)

 711 Washington Loop, Second Floor, Biloxi, Mississippi          39530
---------------------------------------------------------  -----------------
         (Address of principal executive offices)              (Zip Code)



                                (228) 436-7000
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

                                 Yes   X           No ______
                                     ----

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheets,
                      July 26, 1998 (unaudited) and
                      April 26, 1998                                       1
                    Consolidated Statements of
                      Operations for the three months
                      ended July 26, 1998 and for the
                      period of April 25, 1997 (date of
                      inception) through July 26, 1998                     2
                    Consolidated Statement of
                      Stockholders' Equity (unaudited)                     3
                    Consolidated Statements of
                      Cash Flows for the three months
                      ended July 26, 1998 and for the
                      period of April 25, 1997 (date of
                      inception) thrugh July 26, 1998                    4-5
                     Notes to Unaudited Consolidated
                      Financial Statements                              6-10

          Item 2.   MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                          11-13

Part II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                     14
          Item 2.   Changes in Securities                                 14
          Item 3.   Defaults Upon Senior Securities                       14
          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      14
          Item 5.   Other Information                                     14
          Item 6.   Exhibits and Reports on Form 8-K                      14

          SIGNATURES                                                      15

          EXHIBIT LIST                                                    16

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                         JULY 26,    APRIL 26,
                                                           1998        1998
                                                         --------    ---------
                                                        (UNAUDITED)


ASSETS
CURRENT ASSETS:
  Cash                                                   $   658     $   547
  Accrued interest receivable                              1,119       1,031
  Prepaid expenses                                           ---          34
                                                         -------     -------
TOTAL CURRENT ASSETS                                       1,777       1,612

PROPERTY AND EQUIPMENT:
  Land and land improvements                              14,544      14,544
  Construction in progress                                40,473      26,398

OTHER ASSETS:
  Restricted cash                                         37,082      48,948
  Deferred financing costs, net of accumulated
     amortization of $653 and $481,
      respectively                                         4,203       4,375
                                                         -------     -------

TOTAL ASSETS                                             $98,079     $95,877
                                                         =======     =======

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                               $ 4,193     $ 4,602
  Accrued interest                                         3,921       1,688
Accrued construction payable                               2,796       1,614
                                                         -------     -------
TOTAL CURRENT LIABILITIES                                 10,910       7,904

LONG-TERM DEBT                                            75,000      75,000

MEMBERS' EQUITY
  Member's equity - Casino America of Colorado, Inc.       6,639       7,121
  Member's equity - Blackhawk Gold, Ltd.                   5,530       5,852
                                                         -------     -------
TOTAL MEMBERS' EQUITY                                     12,169      12,973
                                                         -------     -------

TOTAL LIABILITIES AND MEMBERS' EQUITY                    $98,079     $95,877
                                                         =======     =======


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                APRIL 25, 1997
                                    THREE MONTHS ENDED    (DATE OF INCEPTION) THROUGH
                                     JULY 26, 1998               JULY 26, 1998
                                     -------------               -------------
INTEREST EXPENSE, NET OF
  CAPITALIZED INTEREST OF $1,161
  AND $2,320, RESPECTIVELY              $1,254                      $ 6,275
INTEREST INCOME                            450                        3,439
                                        ------                      -------
     NET LOSS                           $ (804)                     $(2,836)
                                        =======                     =======


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                (IN THOUSANDS)

                               Casino America of   Blackhawk       Total
                                 Colorado, Inc.    Gold, Ltd.  Members' Equity
                               ------------------  ----------- ----------------

BALANCE, APRIL 25, 1997
  (DATE OF INCEPTION)                $   ---        $   ---       $   ---
  Capital contribution
     development costs                   317            ---           317
  Capital contribution - cash          7,084            ---         7,084
  Capital contribution - land            100          7,504         7,604
  Equity transfer                        833           (833)          ---
  Net loss                            (1,213)          (819)       (2,032)
                                      -------       -------        -------

BALANCE, APRIL 26, 1998              $ 7,121        $ 5,852       $12,973
  Net loss (unaudited)                  (482)          (322)         (804)
                                     --------       --------      --------

BALANCE, JULY 26, 1998
 (unaudited)                         $ 6,639        $ 5,530       $12,169
                                     ========       ========      ========








           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                               APRIL 25, 1997
                                              THREE MONTHS  (DATE OF INCEPTION)
                                                  ENDED           THROUGH
                                              JULY 26, 1998    JULY 26, 1998
                                              -------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $   (804)        $ (2,836)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred financing costs           172              653
  Changes in current assets and liabilities:
   Interest receivable                               (88)          (1,119)
   Prepaid expenses and other                         34               --
   Accounts payable and accrued liabilities          620            6,832
                                                ---------        ---------
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                       (66)           3,530

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (11,689)         (42,837)
  (Increase) decrease in restricted cash          11,866          (37,082)
                                                ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                          177          (79,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                            ---           72,000
  Deferred financing costs                           ---           (1,641)
  Principal payment on land mortgage                 ---             (396)
  Capital contribution received                      ---            7,084
                                                ---------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          ---           77,047

Net increase in cash                                 111              658
Cash, beginning of period                            547              ---
                                                ---------        ---------
CASH, END OF PERIOD                             $    658         $    658
                                                =========        =========




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                  (CONTINUED)

                                                                          APRIL 25, 1997
                                                     THREE MONTHS      (DATE OF INCEPTION)
                                                         ENDED               THROUGH
                                                     JULY 26, 1998        JULY 26, 1998
                                                     -------------      -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAYMENTS FOR:
     Interest                                             ---                $5,172
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Debt issued for:
       Underwriting fees on first mortgage notes          ---                 3,000
     Capital contributions:
       Land, net of mortgage of $396                      ---                 7,604
       Financing fees                                     ---                   137
       Property and equipment                             ---                   180
Other:
     Construction costs funded through
     accounts payable                                   1,182                 2,796


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

          On August 20, 1997, the Company and Isle of Capri Capital Corp. ("Capital Corp."), a wholly-owned subsidiary of the Company that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes (the "Notes") due 2004 with Contingent Interest in order to finance the construction and development of the Isle - Black Hawk.

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

          On July 29, 1997, Casino America of Colorado, Casino America, Blackhawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino America of Colorado purchased from Blackhawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Company for $700,000, and Blackhawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000, together with interest. In addition, pursuant to the Members Agreement, Blackhawk Gold had the right to sell up to an additional 4.8% ownership interest in the Company to Casino America of Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. On November 13, 1997, pursuant to the Put, Casino America of Colorado purchased an additional .8% ownership interest from Blackhawk Gold for $133,333. On February 16, 1998, pursuant to the Put, Casino America of Colorado acquired an additional 4.0% ownership interest from Blackhawk Gold for $666,000, exhausting Blackhawk Gold's right to sell any additional ownership interest pursuant to the Put. Simultaneously, Blackhawk Gold repurchased from Casino America of Colorado, a 4.0% ownership interest out of the Transferred Interest for $714,000, which includes interest. On

          August 17, 1998, Blackhawk Gold exercised its right to reacquire from Casino America of Colorado 3.0% in the Company, out of the 4.0% which was conveyed to Casino America of Colorado on February 16, 1998, for $0.5 million which includes interest. As a result, following the transfers discussed above, Casino America of Colorado has an ownership interest in the Company of 57% and Blackhawk Gold has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the period from April 27, 1998 through July 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.

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

          Cash equivalents

          The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. (At July 26, 1998, there were no cash equivalents.)

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

          Certain significant risks and uncertainties

          Gaming regulation licensing. The Company's ability to conduct gaming operations in the State of Colorado depends on the licensing or qualification of the Company, Casino America, Nevada Gold and certain individuals. No Colorado gaming license has been issued to the Company or any such individuals, to date. Such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado.

          Competition. The Black Hawk/Central City, Colorado market has many established casinos. The market is highly competitive and other significant development projects are currently being planned or are under construction.

          Construction risks. Construction projects entail significant risks, including, but not limited to, cost overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference, any of which, if it occurred, could delay construction and/or result in substantial increases in costs to the Company. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In that event, an impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Note 3.   Other assets

          Restricted cash - represents cash proceeds from the sale of the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve), with use restricted by an indenture between the Company and the trustee, dated August 20, 1997 in connection with the issuance of the Notes (the

          "Indenture"). Amounts in the Construction Disbursement Account, which contained approximately $22.8 million at July 26, 1998, will be used for the development, construction and opening of the casino entertainment complex by the Company in Black Hawk, Colorado. Amounts in the Completion Reserve Account, approximately $5.2 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $9.1 million, will be used to pay the next two fixed interest payments on the Notes, which were issued pursuant to the Indenture.

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

          The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                   Year                         Percentage
                   ----                         ----------
                   2001.......................  106.5%
                   2002.......................  103.2%
                   2003 and thereafter........  100.0%

          Beginning with the first operating year after the Company begins gaming operations, the Company will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of the Company's Excess Cash Flow, as defined in the indenture.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At July 26, 1998, the Company was in compliance with all debt covenants.

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

          Lease Agreement. On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of entrance and signage (the "Acquired Property'). On January 2, 1998, the Company, as Lessee, entered into a Lease Agreement with Casino America of Colorado for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002, and thereafter on a year to year basis. During the term of the lease, the Company has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado incurred in connection with the purchase and ownership of the land, less any payments made by the Company, as lessee.

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


DEVELOPMENT ACTIVITIES

     The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Since that time, the Company's activities have been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions and conducting excavation at the site in preparation for construction. It is anticipated that the Isle-Black Hawk will include a 55,000 square foot gaming facility featuring approximately 1,100 slot machines, up to 24 table games and on-site covered parking for approximately 1,000 vehicles, and various other amenities. On August 25, 1997, the Company was issued an excavation permit and began excavation on or about August 25, 1997. On March 3, 1998, the Company was issued a foundation permit and began pouring the foundation for the Isle-Black Hawk on or about March 6, 1998 construction activities are ongoing, and subject to the delays inherent in construction projects of the magnitude of the Isle-Black Hawk, and subject to obtaining the necessary gaming licenses, other permits and financing, the Company expects to open the Isle-Black Hawk for business in late 1998 or early 1999. The Company is continuing to evaluate constructing a 248-room hotel in conjunction with the Isle-Black Hawk, and is currently working to secure financing for the development of the hotel, however, as of the date of this filing, no definitive arrangements have been made.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's initial development expenses were incurred by its members as provided in the Members Agreement and capitalized on the closing date of the First Mortgage Notes. The Company expects to fund the continued development of the Isle-Black Hawk from a combination of (i) previous equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million, (ii) net proceeds of $72.0 million from the sale of the First Mortgage Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement, and
(iii) furniture, fixtures and equipment financing in the amount of up to $15.0 million. In addition, Casino America provided the Completion Capital Commitment, pursuant to which it committed to contribute up to $5.0 million to the Company in the event that amounts in the Construction Disbursement Account and the Completion Reserve Account are insufficient to cause the Isle-Black Hawk to become operating on or before April 1, 1999, or if the Isle-Black Hawk is not operating by such date. The Company added approximately $2.7 million to the development and construction budget for the Isle-Black Hawk, to be drawn from past and future interest earnings in the Construction Disbursement Account, to provide for an increase in the "guaranteed maximum price" under the Design/Build Agreement due to the discovery of a greater amount of less stable weathered rock and overburden soil at the construction site than was originally anticipated and to maintain the project's construction schedule. See the previous discussion on Development Activities. The Company did not exercise an option under the Design/Build Agreement prior to March 1, 1998, to construct a 118-room hotel; however, the Company is currently reviewing plans for the construction of a hotel at the site of the Isle-Black Hawk. As of the date of this filing, no definitive arrangements have been made, and it is expected that the gaming facility will open for business without a hotel.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

         A. Exhibits

            A list of exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

         B. Reports on Form 8-K

            During the quarter ended July 26, 1998, the Company filed the following reports on Form 8-K:

            None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ISLE OF CAPRI BLACK HAWK L.L.C.


Dated: September 9, 1998               By:  /s/ Rexford A. Yeisley
                                            ----------------------
                                            Rexford A. Yeisley
                                            Chief Financial Officer & Treasurer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer
                                            and Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT NUMBER                                 DESCRIPTION


27                                             Financial Data Schedule