Form 10-Q
period 1998-10-25
ISLE OF CAPRI BLACK HAWK LLC
filed 1998-12-08
CIK 1047905

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 1998

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-38093

    ISLE OF CAPRI BLACK HAWK L.L.C./ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          COLORADO                                     84-1422931
   (STATE OF ORGANIZATION)                  (IRS EMPLOYER IDENTIFICATION NO.)

  711 WASHINGTON LOOP, SECOND FLOOR, BILOXI,              39530
                 MISSISSIPPI                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (228) 436-7000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                   FORM 10-Q
                                     INDEX

Part I--FINANCIAL INFORMATION

     Item 1. Financial Statements
             Consolidated Balance Sheets, October 25, 1998 (unaudited)
              and April 26, 1998.......................................       1
             Consolidated Statements of Operations for the three months and six months ended October 25, 1998 and October 26,
              1997 and for the period of April 25, 1997 (date of
              inception) through October 25, 1998......................       2
             Consolidated Statements of Members' Equity (unaudited)....       3
             Consolidated Statements of Cash Flows for the six months
              ended October 25, 1998 and for the period of April 25,
              1997 (date of inception) through October 25, 1998........       4
             Notes to Unaudited Consolidated Financial Statements......     5-9
     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................   10-12

Part II--OTHER INFORMATION

     Item 1. Legal Proceedings.........................................      13
     Item 2. Changes in Securities.....................................      13
     Item 3. Defaults Upon Senior Securities...........................      13
     Item 4. Submission of Matters to a Vote of Security Holders.......      13
     Item 5. Other Information.........................................      13
     Item 6. Exhibits and Reports on Form 8-K..........................      13
     SIGNATURES.........................................................     14
     EXHIBIT LIST.......................................................     15

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                         APRIL
                                                            OCTOBER 25,   26,
                                                               1998      1998
                                                            ----------- -------
                          ASSETS                            (UNAUDITED)
Current assets:
  Cash.....................................................   $    53   $   547
  Accrued interest receivable..............................       470     1,031
  Prepaid expenses.........................................        32        34
                                                              -------   -------
    Total current assets...................................       555     1,612
Property and equipment:
  Land and land improvements...............................    14,605    14,585
  Construction in progress.................................    58,523    26,357
                                                              -------   -------
                                                               73,128    40,942
Other assets:
  Restricted cash..........................................    21,699    48,948
  Deferred financing costs, net of accumulated amortization
   of $838 and $481, respectively..........................     4,073     4,375
  Deposits and Other Assets................................        55        --
                                                              -------   -------
    Total Assets...........................................   $99,510   $95,877
                                                              =======   =======
              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.....................   $   426   $    --
  Accounts payable--trade..................................     4,143     4,602
  Accounts payable--related................................     2,931        --
Accrued liabilities:
  Interest.................................................     1,481     1,688
  Construction payables....................................     2,724     1,614
  Other....................................................        46        --
                                                              -------   -------
    Total current liabilities..............................    11,751     7,904
Long-term debt, net of current maturities and discount of
 note payable of $95.......................................    76,060    75,000
Members' Equity
  Member's equity--Casino America of Colorado, Inc.........     5,874     7,121
  Member's equity--Blackhawk Gold, Ltd.....................     5,825     5,852
                                                              -------   -------
    Total members' equity..................................    11,699    12,973
                                                              -------   -------
    Total Liabilities and Members' Equity..................   $99,510   $95,877
                                                              =======   =======

           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                          FOR THE THREE MONTHS     FOR THE SIX MONTHS    APRIL 25, 1997
                                  ENDED                   ENDED             (DATE OF
                         ----------------------- -----------------------   INCEPTION)
                         OCTOBER 25, OCTOBER 26, OCTOBER 25, OCTOBER 26,    THROUGH
                            1998        1997        1998        1997     APRIL 26, 1998
                         ----------- ----------- ----------- ----------- --------------
Revenue:
  Interest expense, net
   of capitalized
   interest of $2,054,
   $408, $3,215, $408
   and $5,535,
   respectively.........    $ 559      $1,469      $ 1,813     $1,469       $ 6,834
  Interest income ......       89         681          539        681         3,528
                            -----      ------      -------     ------       -------
  Net loss..............    $(470)     $ (788)     $(1,274)    $ (788)      $(3,306)
                            =====      ======      =======     ======       =======




           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                  CASINO AMERICA OF BLACKHAWK       TOTAL
                                   COLORADO, INC.   GOLD, LTD. MEMBERS' EQUITY
                                  ----------------- ---------- ---------------
Balance, April 25, 1997 (date of
 inception)......................      $    --        $   --       $    --
  Capital contribution
   development costs.............          317            --           317
  Capital contribution--cash.....        7,084            --         7,084
  Capital contribution--land.....          100         7,504         7,604
  Equity transfer................          833          (833)           --
  Net loss.......................       (1,213)         (819)       (2,032)
                                       -------        ------       -------
Balance, April 26, 1998..........      $ 7,121        $5,852       $12,973
  Equity transfer (unaudited)....         (500)          500            --
  Net loss (unaudited)...........         (747)         (527)       (1,274)
                                       -------        ------       -------
Balance, October 25, 1998
 (unaudited).....................      $ 5,874        $5,825       $11,699
                                       =======        ======       =======


           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.

                          (DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                            SIX MONTHS    APRIL 25, 1997 (DATE
                                              ENDED       OF INCEPTION) THROUGH
                                         OCTOBER 25, 1998   OCTOBER 25, 1998
                                         ---------------- ---------------------
Cash flows from operating activities:
 Net loss...............................     $ (1,274)          $ (3,306)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Amortization of deferred financing
   costs................................          357                838
  Interest receivable...................          561               (470)
  Prepaid expenses & other..............          (53)               (87)
  Accounts payable & accrued
   liabilities..........................        2,311              5,799
                                             --------           --------
   Net Cash provided by Operations......        1,902              2,774
Cash flows from investing activities:
 Purchase of property and equipment.....      (31,076)           (59,500)
 Decrease/(Increase) in Restricted
  Cash..................................       27,249            (21,699)
                                             --------           --------
   Net Cash Used in Investing
    Activities..........................       (3,827)           (81,199)
Cash Flows from Financing Activities:
 Proceeds from debt.....................        1,486             73,486
 Deferred financing costs...............          (55)            (1,696)
 Principal payment on land mortgage.....           --               (396)
 Capital contribution received..........           --              7,084
                                             --------           --------
   Net Cash Provided by Financing
    Activities..........................        1,431             78,478
 Net increase in cash...................         (494)                53
 Cash, beginning of period..............          547                 --
                                             --------           --------
 Cash, end of period....................     $     53           $     53
                                             ========           ========
Supplemental disclosures of cash flow
 information
 Cash payments for:
  Interest..............................     $  4,875           $ 10,047
Supplemental schedule of noncash
 investing and financing activities:
 Debt issued for:
  Underwriting fees on first mortgage
   notes................................           --              3,000
 Capital contributions:
  Land, net of mortgage of $396.........           --              7,604
  Financing fees........................           --                137
  Property and equipment................           --                180
 Other:
  Construction costs funded through
   accounts payable.....................        1,110              2,724
  Discount on Notes Payable.............           95                 --

           See notes to unaudited consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. (the "Company"), a Colorado limited liability company, was formed. The Company is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly-owned subsidiary of Isle of Capri Casinos, Inc. ("IOC-Corp."), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly-owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The Company is a Development Stage Company and has not commenced gaming operations. The principal purpose of the Company is to develop and operate a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999.

  On August 20, 1997, the Company and Isle of Capri Black Hawk Capital Corp. ("Capital Corp."), a wholly-owned subsidiary of the Company that has no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes (the "Notes") due 2004 with Contingent Interest in order to finance the construction and development of the Isle-Black Hawk.

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

  On July 29, 1997, Casino America of Colorado, IOC-Corp., Blackhawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino America of Colorado purchased from Blackhawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Company for $700,000, and Blackhawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000, together with interest. In addition, pursuant to the Members Agreement, Blackhawk Gold had the right to sell up to an additional 4.8% ownership interest in the Company to Casino America of Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. On November 13, 1997, pursuant to the Put, Casino America of Colorado purchased an additional .8% ownership interest from Blackhawk Gold for $133,333. On February 16, 1998, pursuant to the Put, Casino America of Colorado acquired an additional 4.0% ownership interest from Blackhawk Gold for $666,000, exhausting Blackhawk Gold's right to sell any additional ownership interest pursuant to the Put. Simultaneously, Blackhawk Gold repurchased from Casino America of Colorado, a 4.0% ownership interest out of the Transferred Interest for $714,000, which includes interest. On August 17, 1998, Blackhawk Gold exercised its right to reacquire from Casino America of Colorado 3.0% in the Company, out of the 4.0% which was conveyed to Casino America of Colorado on February 16, 1998, for $0.5 million which includes interest. As a result, following the transfers discussed above, Casino America of Colorado has an ownership interest in the Company of 57% and Blackhawk Gold has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the period from April 27, 1998 through October 25, 1998 are not necessarily

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.

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

 Cash equivalents

  The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. (At October 25, 1998, there were no cash equivalents.)

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

 Certain significant risks and uncertainties

  Gaming regulation licensing. The Company was awarded its license to conduct gaming operations in the State of Colorado on October 16, 1998. Such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado.

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

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

 Reclassifications

  Certain prior period amounts have been reclassified to conform with the current presentation.

NOTE 2. PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost except for land contributed by Blackhawk Gold, which is stated at its appraised value. Depreciation will be computed, upon the commencement of gaming operations, using the straight-line method over the estimated useful lives of the property and equipment.

NOTE 3. OTHER ASSETS

  Restricted cash--represents cash proceeds from the sale of the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve), with use restricted by an indenture between the Company and the trustee, dated August 20, 1997 in connection with the issuance of the Notes (the "Indenture"). Amounts in the Construction Disbursement Account, which contained approximately $13.6 million at October 25, 1998, will be used for the development, construction and opening of the casino entertainment complex by the Company in Black Hawk, Colorado. Amounts in the Completion Reserve Account, approximately $3.6 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $4.5 million, will be used to pay the next fixed interest payment on the Notes, which were issued pursuant to the Indenture.

  Deferred financing costs--are being amortized over the life of the Notes commencing on the date of issuance, August 20, 1997.

NOTE 4. LONG-TERM DEBT

  Long-term debt consists primarily of $75,000,000 in 13% First Mortgage Notes with Contingent Interest, due August 31, 2004. The Notes were issued under the Indenture. Interest on the Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the Notes on each interest payment date, in an aggregate principal amount of 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest shall be payable prior to commencement of operations and may, under certain circumstances, be deferred.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At October 25, 1998, the Company was in compliance with all debt covenants.

  On October 17, 1997, the Company filed a Registration Statement on Form S-4 (registration number 333-38093) relating to an exchange offer for the Notes. The Registration Statement was declared effective by the Commission on December 22, 1997, and the exchange offer was consummated on January 21, 1998. The exchange offer was accepted by the holders of all of the Notes.

  On July 31, 1998, the Company secured financing from a third party in the amount of $1.6 million to partially fund the furniture, fixtures and equipment for the Isle of Capri-Black Hawk. The Company plans to fund the balance of the furniture, fixtures and equipment approximately $13.0 million from the same third party.

  The Company has posted a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason ICBH fails to fulfill its obligations under its subdivision agreement with the City, which includes making certain public improvements and constructing a hotel containing a minimum of 100 rooms within specified time periods.

NOTE 5. RELATED PARTY TRANSACTIONS

  Completion Capital Commitment. IOC-Corp. has provided a Completion Capital Commitment pursuant to which it has committed to contribute to the Company up to $5.0 million in the event that such amounts are necessary to cause the Isle-Black Hawk to commence operations on or before April 1, 1999, or if the Isle-Black Hawk has not begun operating by such date.

  Management Agreement. On April 25, 1997, the Company entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with IOC-Corp., which will manage the casino entertainment complex in exchange for a fee. The management fee will be equal to two percent of revenues, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee will go into effect upon commencement of casino operations.

  Lease Agreement. On January 2, 1998, Casino America of Colorado acquired approximately 0.7 acres of property contiguous to the property being developed by the Isle-Black Hawk for expansion of entrance and

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's market, the Company's construction activities and the Company's possible plans to develop a hotel at its facility, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor, unforeseen delays resulting from weather interference, failure to obtain necessary approvals, further development of the competitive environment in the Black Hawk market, environmental issues, changes in gaming laws and regulations in the jurisdiction in which the Company operates and the failure or the inability to adequately address or anticipate, the cost of correcting problems arising from what is commonly described as the "Year 2000 problem". Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission, registration no. 333-38093.

DEVELOPMENT ACTIVITIES

  The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Since that time, the Company's activities have been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions and conducting excavation at the site in preparation for construction. It is anticipated that the Isle-Black Hawk will include a 55,000 square foot gaming facility featuring approximately 1,100 slot machines, up to 24 table games and on-site covered parking for approximately 1,000 vehicles, and various other amenities. On October 16, 1998, the Colorado Limited Gaming Division granted the Company a gaming license, and, subject to the delays inherent in construction projects of the magnitude of the Isle-Black Hawk, and subject to obtaining all necessary permits, the Company expects to open the Isle-Black Hawk for business in late 1998 or early 1999. The Company intends to build a hotel in conjunction with the Isle-Black Hawk which, pursuant to an amendment to the Company's Subdivision Agreement with the City of Blackhawk, must contain a minimum of 100 rooms. The Company's commitment to build the hotel is secured by a letter of credit in the amount of approximately $2.1 million. The Company will need to secure financing for the development of the hotel.

RESULTS OF OPERATIONS

  The Company is in the development stage and does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs. The capitalized costs have consisted primarily of license and permit application, design, construction and financing fees. Future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. While the Company believes that the Isle-Black Hawk, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit the Company to meet its payment obligations, including with respect to the

Notes, there can be no assurance that the Company will be able to achieve these results. Isle of Capri Black Hawk Capital Corp. ("Capital Corp.") is a wholly owned subsidiary of the Company and was incorporated for the sole purpose of serving as co-issuer of the Notes in order to facilitate the Offering. Capital Corp. will not have any operations or material assets and will not have any revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's initial development expenses were incurred by its members as provided in the Members Agreement and capitalized on the closing date of the First Mortgage Notes. The Company expects to fund the continued development of the Isle-Black Hawk from a combination of (i) previous equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million, (ii) net proceeds of $72.0 million from the sale of the First Mortgage Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement,
(iii) furniture, fixtures and equipment financing in the amount of up to $15.0 million, and (iv) net proceeds of approximately $2.3 million from the issuance of public improvement bonds issued by the Blackhawk Special Improvement District in August, 1998. The Company believes that sufficient funds remain available from these sources to enable the Isle-Blackhawk to be developed as planned and open for business within the expected time frame, and the Company expects to utilize all available funds in connection with the development. In addition, IOC-Corp. provided the Completion Capital Commitment, pursuant to which it committed to contribute up to $5.0 million to the Company in the event that amounts in the Construction Disbursement Account and the Completion Reserve Account are insufficient to cause the Isle-Black Hawk to become operating on or before April 1, 1999, or if the Isle-Black Hawk is not operating by such date. The Company did not exercise an option under the Design/Build Agreement prior to March 1, 1998, to construct a 118-room hotel; however, the Company intends to construct a hotel at the site of the Isle-Black Hawk which, pursuant to an amendment to the Company's subdivision agreement with the City of Blackhawk, must contain a minimum of 100 rooms. The Company's commitment to build the hotel is secured by a letter of credit in the amount of approximately $2.1 million. As of the date of this filing, no definitive arrangements have been made with respect to financing the construction of the hotel, and the gaming facility will open for business without a hotel.

  Following the commencement of operations of the Isle-Black Hawk, the Company expects to fund its operating and capital needs (except for the construction of a hotel) from operating cash flows. The Company intends to establish initial working capital reserves to provide for reasonably anticipated short-term liquidity needs. However, there can be no assurance that any additional financing, if needed to meet its liquidity needs, will be available to the Company in the future, or that, if available, any such financing will be on terms favorable to the Company. There can be no assurance that the Company's estimate of its reasonably foreseeable liquidity needs is or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. The Company expects that the adequacy of its operating cash flow will depend, among other things, upon customer acceptance of the Isle-Black Hawk, the continued development of the Black Hawk, Colorado market as a gaming destination, the intensity of the Company's competition, the efficiency of operations, depth of customer demand, the effectiveness of the Company's marketing and promotional efforts and the performance by the manager of its responsibilities, pursuant to the Management Agreement.

YEAR 2000 COMPLIANCE

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results or systems failure during and after the year 2000). The evaluation included inquiries to the vendors of various hardware and software products. Most of the Company's information technology infrastructure are currently Year 2000 compliant, and the Company has received assurances that it believes to be reasonable from the vendors of material products used by the Company that their products are compliant. As of this date, the Company's assessment does not indicate that any material costs will be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendor at no charge to the Company. The Company expects to have all software modifications in place by mid-1999. The Company and its results of operations and financial condition could be materially and adversely affected by a failure of one or more of the third parties with whom it does business to satisfactorily address and resolve any Year 2000 issues discovered in the future on a timely basis. In addition, Year 2000 difficulties, if any, experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect the Company. However, the Company believes that the impact of such problems on the Company would be the same as on other businesses in the same area or areas. The Company believes these risks range from slight financial functions, and in a worst case scenario, extensive and costly inability to communicate with customers and suppliers. The Company believes it can not be certain there will not be a material effect on the Company's result of operations, liquidity or financial condition until the Company has substantially completed the evaluation process. Management of the Company believes it has an effective program in place to resolve the Year 2000 issues and although all phases of the program are not yet complete, the Company feels confident this will occur.

  The Company has no contingency plan in place at this time in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in mid-1999 and determine whether such a plan is necessary.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--None

ITEM 2. CHANGES IN SECURITIES--None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--

  A. Exhibits

  A list of exhibits included as part of this Form 10-Q is set forth in the
Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

  B. Reports on Form 8-K

  During the quarter ended October 25, 1998, the Company filed the following reports on Form 8-K:

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ISLE OF CAPRI BLACK HAWK L.L.C.

                                                  /s/ Rexford A. Yeisley
Dated: December 8, 1998                   By:__________________________________
                                                   Rexford A. Yeisley
                                           Chief Financial Officer & Treasurer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer
                                                 and Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    27   Financial Data Schedule