Form 10-Q
period 1999-01-24
ISLE OF CAPRI BLACK HAWK LLC
filed 1999-03-10
CIK 1047905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 1999
                               -----------------------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-38093
                        ------------------------------------------------

    Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp.
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Colorado                                         84-1422931
-------------------------------------------------------------------------------
  (State of Organization)                      (IRS Employer Identification No.)

   711 Washington Loop, Second Floor, Biloxi, Mississippi         39530
------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)



                                (228) 436-7000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 ----       ----

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                   FORM 10-Q
                                     INDEX

Part I -  FINANCIAL  INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheets,
                      January 24, 1999 (unaudited) and
                      April 26, 1998                                         1
                    Consolidated Statements of Operations
                      for the three months and nine months
                      ended January 24, 1999 and
                      January 25, 1998 and for the period
                      from April 25, 1997 (date of inception)
                      through January 24, 1999 (unaudited)                   2
                    Consolidated Statements of
                      Members' Equity (unaudited)                            3
                    Consolidated Statements of
                      Cash Flows for the nine months ended
                      January 24, 1999 and for the period from
                      April 25, 1997 (date of inception)
                      through January 24, 1999 (unaudited)                   4
                    Notes to Unaudited Consolidated
                      Financial Statements                                  5-9

          Item 2.   MANAGEMENT'S  DISCUSSION AND
                    ANALYSIS  OF FINANCIAL  CONDITION
                    AND RESULTS OF OPERATIONS                              10-13

Part II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                         14
          Item 2.   Changes in Securities                                     14
          Item 3.   Defaults Upon Senior Securities                           14
          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                          14
          Item 5.   Other Information                                         14
          Item 6.   Exhibits and Reports on Form 8-K                          14

          SIGNATURES                                                          15

          EXHIBIT LIST                                                        16

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                           January 24, 1999   April 26, 1998
                                                                           ----------------   --------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                                             $  5,783          $   547
  Accounts receivable                                                                 3,196            1,031
  Prepaid expenses                                                                      296               34
                                                                                   --------          -------
Total current assets                                                                  9,275            1,612

PROPERTY AND EQUIPMENT, NET                                                          79,756           40,942

OTHER ASSETS:
  Deferred financing costs, net of accumulated
     amortization of $1,003 and $481, respectively                                    3,846            4,375
  Deposits and other assets                                                             476               --
  Restricted cash                                                                     9,438           48,948
                                                                                   --------          -------
Total Assets                                                                       $102,791          $95,877
                                                                                   ========          =======


LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                  489          $    --
  Accounts payable - trade                                                            4,046            4,602
  Accounts payable - related                                                          6,592               --
 ACCRUED LIABILITIES:
  Interest                                                                            3,968            1,688
  Construction payables                                                               1,571            1,614
  Payroll and payroll related                                                           706               --
  Property and other taxes                                                              955               --
  Progressive jackpots and slot club awards                                             501               --
  Other                                                                                  55               --
                                                                                   --------          -------
TOTAL CURRENT LIABILITIES                                                            18,883            7,904

Long-term debt, net of current maturities                                            76,092           75,000

Members' Equity
  Member's equity - Casino America of Colorado, Inc.                                  3,661            7,121
  Member's equity - Blackhawk Gold, Ltd.                                              4,155            5,852
                                                                                   --------          -------
Total members' equity                                                                 7,816           12,973
                                                                                   --------          -------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                              $102,791          $95,877
                                                                                   ========          =======


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (IN THOUSANDS)




                                                 For the Three Months Ended        For the Nine Months Ended       April 25, 1997
                                              --------------------------------     ---------------------------- (date of inception)
                                                January 24,     January 25,         January 24,     January 25,       through
                                                  1999             1998                1999            1998       January 24, 1999
                                                  ----             ----                ----            ----       -----------------
REVENUE:
 Casino                                          $ 4,436                ---            $ 4,436            ---               $ 4,436
 Food, beverage and other                            231                ---                231            ---                   231
                                                 -------           --------            -------        -------               -------
Total revenue                                      4,667                ---              4,667            ---                 4,667

Operating expenses:
 Casino                                              568                ---                568            ---                   568
 Gaming taxes                                        952                ---                952            ---                   952
 Food and beverage                                   243                ---                243            ---                   243
 Facilities                                          237                ---                237            ---                   237
 Marketing and administrative                      1,995                ---              1,995            ---                 1,995
 Pre-opening                                       3,320                ---              3,320            ---                 3,320
 Depreciation and amortization                       234                ---                234            ---                   234
                                                 -------           --------            -------        -------               -------
Total operating expenses                           7,549                ---              7,549            ---                 7,549
                                                 -------           --------            -------        -------               -------

Operating loss                                    (2,882)               ---             (2,882)           ---                (2,882)


Interest expense, net of capitalized
 interest of $1,634, $688, $4,849
 and $1,096, respectively                         (1,224)            (1,813)            (3,037)        (3,282)               (8,058)
Interest income                                      223                570                762          1,251                 3,751
                                                 -------           --------            -------        -------               -------

Net loss                                         $(3,883)           $(1,243)           $(5,157)       $(2,031)              $(7,189)
                                                 =======           ========            =======        =======               =======


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                     CASINO AMERICA OF     BLACKHAWK         TOTAL
                                                       COLORADO, INC.     GOLD, LTD.    MEMBERS' EQUITY
                                                     ------------------   -----------   ----------------
BALANCE, APRIL 25, 1997 (DATE OF INCEPTION)                 $     ---      $     ---          $     ---
  Capital contribution development costs                           317           ---                317
  Capital contribution - cash                                    7,084           ---              7,084
  Capital contribution - land                                      100         7,504              7,604
  Equity transfer                                                  833          (833)               ---
  Net loss                                                      (1,213)         (819)            (2,032)
                                                               -------       -------            -------

BALANCE, APRIL 26, 1998                                          7,121         5,852             12,973
  Equity transfer (unaudited)                                     (500)          500                ---
  Net loss (unaudited)                                          (2,960)       (2,197)            (5,157)
                                                               -------       -------            -------

BALANCE, JANUARY 24, 1999 (UNAUDITED)                          $ 3,661       $ 4,155            $ 7,816
                                                               =======       =======            =======



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (IN THOUSANDS)

                                                                                                              APRIL 25, 1997
                                                                                       NINE MONTHS         (DATE OF INCEPTION)
                                                                                          ENDED                   THROUGH
                                                                                    JANUARY 24, 1999          JANUARY 24, 1999
                                                                                    -----------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $ (5,157)             $ (7,189)
Adjustments to net loss:
    Depreciation and amortization                                                                234                   234
    Amortization of deferred financing costs                                                     522                 1,003
    Accounts receivable                                                                       (2,165)               (3,196)
    Prepaid expenses and other                                                                  (642)                 (677)
    Accounts payable & accrued liabilities                                                    10,489                16,701
                                                                                            --------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      3,281                 6,876

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                           (39,048)              (70,195)
Decrease (increase) in restricted cash                                                        39,510                (9,438)
                                                                                            --------              --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              462               (79,633)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                                                                             1,486                73,486
Deferred financing costs                                                                           7                (1,634)
Principal payment on debt & cash paid for refinancing                                            ---                  (396)
Capital contribution received                                                                    ---                 7,084
                                                                                            --------              --------
Net Cash Provided by Financing Activities                                                      1,493                78,540
Net increase in cash                                                                           5,236                 5,783
Cash, beginning of period                                                                        547                   ---
                                                                                            --------              --------
Cash, end of period                                                                            5,783                 5,783
                                                                                            ========              ========

Supplemental disclosures for cash flow information:

CASH PAID FOR INTEREST:
   Net cash paid for interest                                                                  5,607                 5,607

Supplemental schedule of non-cash investing and financing activities:

   Property and equipment funded through accounts payable                                         43                    43
   Discount on notes payable                                                                      95                    95



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          (DEVELOPMENT STAGE COMPANY)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

          Organization and Basis of Presentation

          On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. (the "Company"), a Colorado limited liability company, was formed. The Company is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly owned subsidiary of Isle of Capri Casinos, Inc. ("IOC-Corp."), and Blackhawk Gold, Ltd. ("Blackhawk Gold"), a wholly owned subsidiary of Nevada Gold and Casinos, Inc. ("Nevada Gold"). The principal purpose of the Company has been to develop and operate a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which opened December 30, 1998. Prior to December 30, 1998, the Company was a Development Stage Company and had not commenced gaming operations.

          On August 20, 1997, the Company and Isle of Capri Black Hawk Capital Corp. ("Capital Corp."), a wholly owned subsidiary of the Company that has no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes (the "Notes") due 2004 with Contingent Interest in order to finance the construction and development of the Isle - Black Hawk.

          The rights and obligations of Casino America of Colorado and Blackhawk Gold are governed in part by the Amended and Restated Operating Agreement of the Company (the "Agreement") dated as of July 29, 1997. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado contributed cash, land purchase rights and development costs to the Company and Blackhawk Gold contributed land to the Company.

          On July 29, 1997, Casino America of Colorado, IOC-Corp., Blackhawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino America of Colorado purchased from Blackhawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Company for $700,000, and Blackhawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000, together with interest. In addition, pursuant to the Members Agreement, Blackhawk Gold had the right to sell up to an additional 4.8% ownership interest in the Company to Casino America of Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. On November 13, 1997, pursuant to the Put, Casino America of Colorado purchased an additional .8% ownership interest from Blackhawk Gold for $133,333. On February 16, 1998, pursuant to the Put, Casino America of Colorado acquired an additional 4.0% ownership interest from Blackhawk Gold for $666,000, exhausting Blackhawk Gold's right to sell any additional ownership interest pursuant to the Put. Simultaneously, Blackhawk Gold repurchased from Casino America of Colorado a 4.0% ownership interest out of the Transferred Interest for $714,000, which included interest. On August 17, 1998, Blackhawk Gold exercised its right to reacquire from Casino America of Colorado 3.0% in the Company, out of the 4.0% which was conveyed to Casino America of Colorado on February 16, 1998, for $500,000 which included interest. As a result, following the transfers discussed above, Casino America of Colorado has an ownership interest in the Company of 57% and Blackhawk Gold has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the period from April 27, 1998 through January 24, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, registration no. 333-38093.

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

          Cash equivalents

          The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. As of January 24, 1999 and April 26, 1998 there were no cash equivalents.

          Pre-opening costs

          Pre-opening costs represent benefits, training, marketing and other non-capitalizable costs necessary to open the casino entertainment complex. These costs were initially capitalized and then expensed when the related business commenced operations on December 30, 1998. The Company recognized pre-opening costs of $3.3 million of which $0.9 million relates to salaries and wages and $2.4 million relates to general operating expenses. From inception through the date operations commenced, the Company's sole business activity was developing the Isle-Black Hawk.

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

          Revenue and promotional allowances

          Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are presented net of accruals for the anticipated payouts of progressive electronic gaming device jackpots. Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers. The cost of providing such complimentary services is included in casino expense.


Note 2.   Property and equipment

          Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the estimated useful lives of the property and equipment, ranging from 5 - 25 years.

Note 3.   Other assets

          Restricted cash - represents cash proceeds from the sale of the Notes held in trust by IBJ Schroder Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between the Company and the trustee, dated August 20, 1997 in connection with the issuance of the Notes (the "Indenture"). Amounts in the Construction Disbursement Account, equal to approximately $4.1 million at January 24, 1999, will be used to complete the construction of the Isle - Black Hawk. Amounts in the Completion Reserve Account, approximately $0.9 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the Isle - Black Hawk. Amounts in the Interest Reserve Account, approximately $4.5 million, were subsequently used to pay the February 28, 1999 fixed interest payment on the Notes.

          Deferred financing costs - are being amortized over the life of the Notes commencing on the date of issuance, August 20, 1997.

Note 4.   Long-term debt

          Long-term debt consists primarily of $75,000,000 of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004. Interest on the Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the Notes on each interest payment date, in an aggregate principal amount of 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest shall be payable, with respect to the period prior to commencement of operations and may, under certain circumstances, be deferred.

          The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                     Year                                   Percentage
                     ----                                   ----------
                     2001...............................      106.5%
                     2002...............................      103.2%
                     2003 and thereafter................      100.0%

          Beginning with respect to the four fiscal quarters ending January, 2000, the Company will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of the Company's Excess Cash Flow, as defined in the Indenture.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At January 24, 1999, the Company was in compliance with all debt covenants.

          On October 17, 1997, the Company filed a Registration Statement on Form S-4 (registration number 333-38093) relating to an exchange offer for the Notes. The Registration Statement was declared effective by the Commission on December 22, 1997, and the exchange offer was consummated on January 21, 1998. The exchange offer was accepted by the holders of all of the Notes.

          On July 31, 1998, the Company secured financing from a third party in the amount of $1.6 million to purchase furniture, fixtures and equipment for the Isle of Capri - Black Hawk. The remainder of the furniture, fixtures and equipment needed for the Isle-Black Hawk was acquired through operating leases with the same third party.

          The Company has posted a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason the Company fails to fulfill its obligations under its subdivision agreement with the City, which includes making certain public improvements and constructing a hotel containing a minimum of 100 rooms within specified time periods. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the IOC Corp., and the balance is secured by the IOC-Corp.'s open line of credit with a bank.

Note 5.   Related Party Transactions

          Completion Capital Commitment. IOC-Corp. had provided a Completion Capital Commitment pursuant to which it had committed to contribute to the Company up to $5.0 million in the event that such amounts are necessary to cause the Isle-Black Hawk to commence operations on or before April 1, 1999, or if the Isle-Black Hawk has not begun operating by such date. This Commitment expired on December 30, 1998, upon the commencement of the Company's operations. No amounts were funded under this Commitment.

          Management Agreement. On April 25, 1997, the Company entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with IOC-Corp., which will manage the casino entertainment complex in exchange for a fee. The management fee is equal to two percent of revenue, plus ten percent of operating income, but not to exceed four percent of revenue. The management fee became effective upon commencement of casino operations.

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

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's market, the Company's construction activities and the Company's possible plans to develop a hotel at its facility, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures and results of operations principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor, unforeseen delays resulting from weather interference, failure to obtain necessary approvals, further development of the competitive environment in, or saturation of the Black Hawk market, environmental issues and changes in gaming laws and regulations in the jurisdiction in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission, registration no. 333-38093.


GENERAL

The Company was organized in April 1997 and was initially capitalized with cash contributions from its members in the aggregate amount of $1,000. Until the Isle-Black Hawk commenced operations on December 30, 1998, the Company's activities had been limited to applying for certain necessary permits, licenses and approvals to enable it to construct and operate the Isle-Black Hawk; arranging for the design, construction and financing of the Isle-Black Hawk; coordinating the contribution to the Company of the property on which the Isle-Black Hawk will be developed and other capital contributions; and conducting excavation at the site in preparation for construction. The Isle-Black Hawk commenced operations on December 30, 1998 and includes a 55,000 square foot gaming facility featuring approximately 1,100 slot machines, 14 table games and on-site covered parking for approximately 1,000 vehicles, and various other amenities, including a Farraddays'(R) restaurant, Calypso's(R) buffet and Tradewinds(R) deli. The Company intends to build a hotel in conjunction with the Isle-Black Hawk which, pursuant to an amendment to the Company's Subdivision Agreement with the City of Black Hawk, must contain a minimum of 100 rooms. The Company's commitment to build the hotel is secured by a letter of credit in the amount of approximately $2.1 million. The Company is currently examining alternatives with respect to the need to secure financing for the development of the hotel.

The following discussion relates to the period for the three fiscal months and the nine fiscal months ended January 24, 1999 and will not be compared to prior year results since the Company does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs.

The Company believes that its historical results will not be indicative of future results of operations because the Company had no prior operating history and due to the many economic, regulatory and competitive uncertainties and contingencies, any of which are beyond the control of the Company.

RESULTS OF OPERATIONS

The Company, having only recently commenced operations, does not have any historical operating results for comparable purposes other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs, consisting primarily of license and permit application costs. The Company commenced operations on December 30, 1998. While the Company believes that the Isle-Black Hawk will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit the Company to meet its payment obligations, including with respect to the Notes, there can be no assurance that the Company will be able to achieve these results. Isle of Capri Black Hawk Capital Corp. ("Capital Corp.") is a wholly owned subsidiary of the Company and was incorporated for the sole purpose of serving as co-issuer of the Notes in order to facilitate the Offering. Capital Corp. will not have any operations or material assets and will not have any revenues.

Three and Nine Fiscal Months Ended January 24, 1999.

The Isle-Black Hawk opened for business December 30, 1998.

Total revenue for the quarter ended January 24, 1999 was $4.7 million, which included $4.5 million of casino revenue and $0.2 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

Casino operating expenses for the quarter ended January 24, 1999 totaled $0.6 million or 13% of casino revenue. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casino.

State and local gaming taxes paid in Colorado totaled $1.0 million for the quarter ended January 24, 1999, in line with the applicable taxes assessed by the state and local governing bodies.

Food, beverage and other expenses totaled $0.2 million, or 100% of food, beverage and other revenues, for the quarter ended January 24, 1999. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits and the operating expenses of these departments.

Facilities expenses totaled $0.2 million for the three months ended January 24, 1999. These expenses include salaries, wages and benefits, operating expenses of the housekeeping and general maintenance of the property.

Marketing and administrative expenses totaled $2.0 million, or 43% of total revenues for the quarter ended January 24, 1999. Marketing expenses included salaries, wages and benefits of the marketing and sales department as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Upon the commencement of operations, the Company recognized pre-opening expenses of $3.3 million. These expenses include pre-opening payroll, marketing and other administrative costs.

Depreciation expense was $0.2 million for the quarter ended January 24, 1999. These expenses relate to property and equipment placed in service upon the commencement of operations.

Interest expense was $1.2 million and $3.0 million for the three months and nine months ended January 24, 1999, respectively, net of capitalized interest of $1.6 million and $4.8 million, respectively. Interest income was $0.2 million and $0.8 million for the three months and nine months respectively ended January 24, 1999. The Company had a net loss of $3.9 million and $5.2 million for the three and nine months ended January 24, 1999 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial development expenses were incurred by its members as provided in the Members Agreement and capitalized on the closing date of the sale of the First Mortgage Notes. The Company funded the continued development of the Isle-Black Hawk from a combination of (i) previous equity contributions (primarily real estate and up to $1.0 million of cash and third party development costs) valued at approximately $15.4 million, (ii) net proceeds of $72.0 million from the sale of the First Mortgage Notes, which were deposited and invested as set forth in the Cash Collateral and Disbursement Agreement,
(iii) furniture, fixtures and equipment financing in the amount of $1.6 million, and (iv) net proceeds of approximately $2.4 million from the issuance of public improvement bonds issued by the Black Hawk Special Improvement District in August, 1998. The Company did not exercise an option under the Design/Build Agreement to construct a 118-room hotel; however, the Company intends to construct a hotel at the site of the Isle-Black Hawk at a later date which, pursuant to an amendment to the Company's subdivision agreement with the City of Black Hawk, must commence construction on or before June 15, 1999 and be completed within 22 months of the commencement of construction. The hotel must contain a minimum of 100 rooms. The Company's commitment to build the hotel is secured by a letter of credit in the amount of approximately $2.1 million. As of the date of this filing, no definitive arrangements have been made with respect to financing the construction of the hotel.

At January 24, 1999, the Company had cash of $5.8 million. During the one month of operations ended January 24, 1999, the Company's operating activities provided $3.3 million of cash.

The Company invested $39.0 million in property and equipment in the first nine months of fiscal 1999, primarily for the development of the Isle-Black Hawk, which opened December 30, 1998.

An important component of the Company's operating strategy is to develop, open and operate a hotel facility at its gaming facility in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casino.

The Company expects that available cash and cash from future operations, as well as financing arrangements, not yet finalized, will be adequate to fund the hotel expansion, debt service and working capital requirements. The financing is expected to include additional capital contributions and the incurrence of additional indebtedness. However, no assurance can be made that the Company will have sufficient capital resources to make all of the expenditures described above or such capital investments that may be necessary to remain competitive in the Company's market.

YEAR 2000 COMPLIANCE

The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after the Year 2000). The evaluation included inquiries to the vendors of various hardware and software products. Most of the Company's information technology infrastructure are currently Year 2000 compliant, and the Company has received assurances that it believes to be reasonable from the vendors of material products used by the Company that their products are compliant. As of this date, the Company's assessment does not indicate that any material costs will be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendor at no charge to the Company. The Company expects to have all software modifications in place by mid-1999. The Company and its results of operations and financial condition could be materially and adversely affected by a failure of one or more of the third parties with whom it does business to satisfactorily address and resolve any Year 2000 issues discovered in the future on a timely basis. In addition, Year 2000 difficulties, if any, experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect the Company. However, the Company believes that the impact of such problems on the Company would be the same as on other businesses in the same area or areas. The Company believes these risks range from slight financial malfunctions, and in a worst case scenario, extensive and costly inability to communicate with customers and suppliers. The Company believes it can not be certain there will not be a material effect on the Company's result of operations, liquidity or financial condition until the Company has substantially completed the evaluation process. Management of the Company believes it has an effective program in place to resolve the Year 2000 issues and although all phases of the program are not yet complete, the Company feels confident this will occur.

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

     B.  Reports on Form 8-K

          During the quarter ended January 24, 1999, the Company filed the following reports on Form 8-K:

          None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ISLE OF CAPRI BLACK HAWK L.L.C.


Dated: March 9, 1999          By:  /s/ Rexford A. Yeisley
                                   ------------------------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                                 INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------


     27                            Financial Data Schedule