Form 10-K
period 1999-04-25
ISLE OF CAPRI BLACK HAWK LLC
filed 1999-07-22
CIK 1047905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 25, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ________

                       Commission File Number 333-38093
                                              ---------

      Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp.
      ----------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

          Colorado                                    84-1422931
    ---------------------                             ----------
   (State of Organization)                 (IRS Employer Identification No.)


711 Washington Loop, Second Floor, Biloxi, Mississippi              39530
------------------------------------------------------            ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (228) 436-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.................................................................  1
------
  ITEM 1.  BUSINESS....................................................  1

  ITEM 2.  PROPERTIES..................................................  8

  ITEM 3.  LEGAL PROCEEDINGS...........................................  8

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  8

PART II................................................................  8
-------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER'S MATTERS.......................................  8

  ITEM 6.  SELECTED FINANCIAL DATA.....................................  8

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................  9

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK................................................  11

  ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................  12

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................  25

PART III..............................................................  25
--------

  ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  25

  ITEM 11.  EXECUTIVE COMPENSATION....................................  27

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................  28

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  29

PART IV...............................................................  30
-------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K...............................................  30

SIGNATURES............................................................  31

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

General

     Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk") owns a casino in Black Hawk, Colorado, approximately 40 miles west of Denver, which opened December 30, 1998 and the facility is managed by Isle of Capri Casinos, Inc. pursuant to a long-term management agreement. We are owned by Casino America of Colorado, Inc., a wholly-owned subsidiary of Isle of Capri Casinos, Inc. (traded under the symbol "ISLE") and Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. (traded under the symbol "UWIN") with Isle of Capri Casinos, Inc. currently owning a 57% interest and Nevada Gold & Casinos, Inc. currently owning a 43% interest.

     We were organized in Colorado in April 1997, along with Isle of Capri Black Hawk Capital Corp., our wholly-owned subsidiary that has no operations, as a vehicle to raise capital for the construction and development of the casino. In August 1997, we issued $75 million principal amount of First Mortgage Notes due 2004 with Contingent Interest. The proceeds were used to finance the development of the casino. The casino is situated immediately adjacent to the southeast corner of Mill and Main streets in Black Hawk, Colorado. The casino is a 43,000 square-foot facility featuring 1,089 slot machines and 14 table games.

     The casino has a four-level, on-site parking garage, with approximately 1,100 covered parking spaces, directly accessible by elevator to the casino. The casino offers customers a wide variety of non-gaming amenities, including a 52-seat Farraddays'(TM) restaurant, a 254-seat Calypso's(R) buffet, a 36-seat Tradewinds(TM) deli, a Banana Cabana souvenir gift shop and a 4,000 square-foot event center that can be used for meetings and entertainment.

     There are less than 200 hotel rooms in the Black Hawk/Central City market. We commenced construction of an on-site approximately 235-room hotel in July 1999. The hotel is expected to be funded through operating cash flows, loans and equity contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc.

Competition

     We believe that the primary competitive factors in the Black Hawk market (comprised of the cities of Black Hawk and Central City) are location, availability and convenience of parking, number of slot machines and table games, types and pricing of amenities, name recognition, customer service and overall atmosphere. Although we believe that the Black Hawk market is primarily characterized by numerous small, privately held gaming facilities, we consider our main competition to be the larger gaming facilities located in Black Hawk and Central City, and particularly those with considerable on-site parking and established brand names and reputations in the local market. The largest casinos in the Black Hawk market in terms of number of gaming positions are Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers Black Hawk, Canyon Casino (formerly operated by Harrah's), Fitzgeralds Black Hawk, Gilpin Hotel Casino and the Lodge Casino. Each of these casinos offers on-site parking.

     We believe that our primary competition will be from casinos located in immediate proximity to our casino. Colorado Central Station, a well-established casino, is located closest to Isle-Black Hawk across the intersection of Mill Street and Main Street. Colorado Central Station has approximately 700 slot machines, approximately 20 table games, amenities such as a food court and a bar and among the most parking spaces of any gaming facility in the city of Black Hawk with approximately 690 valet parking spaces. In June 1998, the Lodge opened a facility which has approximately 800 slot machines, 22 table games, underground parking accommodating approximately 500 vehicles, and 50 hotel rooms. This facility is located approximately 0.3 miles from our casino.

     In addition to the existing competition, two new casinos are currently under construction in Black Hawk. The Mardi Gras Casino is developing a facility that is expected to have over 700 slot machines and approximately 500 parking spaces. It will be located between the Lodge Casino and Colorado Central Station. Another, Riviera Black Hawk, acquired a 300,000 square-foot site across the street from the Isle-Black Hawk and is currently constructing a facility that is planned to have 1,000 slot machines and video poker machines and a 550-space covered parking garage. Both facilities are scheduled to open in late 1999 or early 2000. Plans for a third new casino have been announced.

     The casinos in Cripple Creek (located a driving distance of 110 miles to the south of the Black Hawk market), and the Native American casinos located in the southwestern corner of the state, constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek, located 45 miles west of Colorado Springs, also provides limited competition to the Black Hawk market. Isle-Black Hawk also competes with other forms of gaming including lottery gaming and horse and dog racing, among others, and competes for entertainment dollars generally with other forms of entertainment. The information contained in this discussion of competition was derived from publicly available data, except where stated otherwise. While we regard these sources as reasonably reliable, no assurances can be made regarding the accuracy of such information.

Recent Developments

     A newly formed division of the Black Hawk Improvement District issued $2.9 million of municipal bonds to pay for approximately $2.4 million of municipal improvements which we agreed to make for the City of Black Hawk as part of our development plan. Funds to repay these bonds over a ten-year period will be obtained by the District through a special assessment to be levied equally against our property and the property owned by Riviera. As of April 25, 1999 and July 15, 1999, we have drawn $1.2 million against these funds.

     In July 1999, we began construction of a hotel which will contain approximately 235 rooms and which will be built above our parking garage. The budget for the hotel is approximately $29.0 million and we estimate that construction will be completed in approximately 13 months. The construction of the hotel will be funded through operating cash flows, loans and equity contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc.

Employees

     As of April 25, 1999, we employed approximately 550 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Regulatory Matters

     Operating Restrictions. Colorado gaming law permits legalized limited gaming in the cities of Central City, Black Hawk and Cripple Creek, Colorado. "Limited gaming" is defined as the use of slot machines and the card games of blackjack and poker, each with a maximum single bet of five dollars. Gaming is confined to the commercial districts of Black Hawk, Central City and Cripple Creek as those commercial districts existed as of certain dates. Gaming is restricted to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, as determined by the municipal governing bodies. No more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming. Gaming operations are prohibited between the hours of 2:00 a.m. and 8:00 a.m. No limits are imposed on total patron losses and casinos are not allowed to extend credit to the patrons. Persons under the age of 21 are prohibited from participating in gaming or lingering in gaming areas of a casino. Colorado law requires licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado authorities. Detailed and extensive playing procedures, standards, requirements and rules of play are established for poker, blackjack and slot machines. Licensees must, in addition, adopt comprehensive internal control procedures governing their gaming operations. Such procedures must be approved in advance by the Colorado authorities and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). Violations of Colorado gaming laws or regulations are criminal offenses and the person or entity violating the same may, in addition, be subject to fines and have its gaming license suspended or revoked.

     License Information Requirements. The Colorado Commission may issue the following five types of licenses: (i) slot machine manufacturer or distributor;
(ii) operator; (iii) retail gaming; (iv) support; and (v) key employee. The first three licenses are issued for a one-year period and require annual renewal. However, support licenses and key employee licenses are issued for two-year periods and are renewable. The Colorado Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time and also has the authority to impose fines. A slot machine manufacturer or distributor license is required for all persons who manufacture, import or distribute slot machines in Colorado, or who otherwise act as slot machine manufacturers or distributors. Without providing ten days prior notification to the gaming regulators, no manufacturer or distributor of slot machines may have an interest in any casino retailer or operator, allow any of its officers or persons with a substantial interest in it to have such an interest, employ any person if such person is employed by a casino retailer or operator, or allow any casino retailer or operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. An operator license is required for all persons who permit slot machines on their premises or who engage in the business of placing and operating slot machines on the premises of a retailer. A retail gaming license is required for all persons permitting or conducting gaming on their premises and such license may be granted only to a retailer. No person may have an ownership interest in more than three retail licenses. All natural persons employed in the field of gaming must hold either a support or key employee license. The Colorado Commission recently ruled that businesses which provide gaming-related services must obtain support licenses. Every retail gaming licensee must have a key employee licensee in charge of all gaming activities available at all times when gaming is being conducted. The Colorado Commission may determine that any employee of a licensee is a key employee and, therefore, require that such person apply for licensing as a key employee.

     An applicant for any type of Colorado license must provide the following information: (i) personal background information; (ii) financial information;
(iii) participation in legal or illegal activities in Colorado or other jurisdictions, including foreign countries; (iv) criminal record information;
(v) information concerning all pecuniary and equity interest in the applicant; and (vi) other information as requested or required. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing and are of good moral character. The Colorado legislature has defined unsuitability or unsuitable in relation to a person as the inability to be licensed by the Colorado Commission because of prior acts, associations or financial conditions, and, in relation to acts or practices, those which violate or would violate the statutes or rules or are or would be contrary to the declared legislative purposes of the Colorado Act. Without limiting the foregoing, a person cannot be licensed if such person has served a sentence upon conviction of a felony or fraud-related misdemeanor within ten years or has been convicted of a gambling-related offense, or is currently under a prosecution or is associated with organized crime or has refused to cooperate in certain governmental investigations. Applicants have the burden of proving their qualifications to the Colorado Commission and must submit to and pay the full cost of any background investigations as may be ordered by the Colorado Commission. There is no limit on the cost of such background investigations and no guarantee that any applicant will receive licensing from the Colorado Commission.

     The current practice of the Colorado authorities is to require the following persons and entities to complete background investigation forms, and to provide comprehensive information and to submit to a full background investigation: (a) persons or entities owning (either directly or on a pass-through basis) 5% or more of a publicly traded licensee or publicly traded company affiliated with a licensee, such as Isle-Black Hawk, (other than certain institutional investors in publicly traded licensees), (b) persons or entities owning (either directly or on a pass-through basis) any of a privately held licensee (other than a privately held licensee affiliated with a publicly traded company described in (a) above), (c) directors and officers of the licensees and
(d) in certain circumstances, directors and officers of entities described above. But, the Colorado authorities retain the discretion to require any person or entity with an interest in a licensee (directly or on a pass-through basis) to submit such information and undergo such investigation. The purpose of the investigation is to determine each such person's or entity's qualifications and suitability for licensure. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information if so requested by the Colorado authorities, including submission to a full background investigation if ordered by the Colorado authorities.

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

     Licensees have a continuing duty to report to the Colorado Commission information concerning persons with a financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Therefore, the requisite information regarding the holders of the First Mortgage Notes will have to be periodically reported to the Colorado authorities.

     As a general rule, under the Colorado law and regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a 5% interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has a 5% or more financial interest in an institutional investor, but the institutional investor has less than a 5% interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than 5% financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than 5% of the publicly traded licensee's voting securities or of a publicly traded company affiliated with licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than 5% of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than 5% of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the business opportunities of Isle-Black Hawk and its stockholders in Colorado are limited to such interests that comply with the statute and Commission's rules.

     Conveyance of Licensor. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Also, no person may own gaming equipment without being licensed. Such prohibition could impair the ability of the holders of the First Mortgage Notes to liquidate the assets of Isle-Black Hawk upon any foreclosure of the liens securing the First Mortgage Notes.

     There cannot be a change in control of Isle-Black Hawk without the Colorado Commission's prior approval. Also, there can be no change in the membership interests of Isle-Black Hawk without the Colorado Commission's prior approval.

     All agreements, contracts, lease or arrangements in violation of applicable Colorado law or regulations are void and unenforceable. The Colorado Commission or Division Director may require changes in gaming contracts (which are any agreements with a licensee, such as the First Mortgage Notes) or termination of a gaming contract.

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

     Under Rule 4.5, licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that: restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws; limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Commission, the holder may in limited circumstances transfer the voting interest or securities to a suitable person (as determined by the Colorado Commission). Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest on them, the interests or securities may not be voted, or entitled to any vote, and they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holder of the securities or interests.

     Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of voting securities of a publicly traded corporation involved in gaming in Colorado or (ii) 5% or more of the beneficial interest of any class of voting securities in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such person hereinafter referred to as "qualifying person"), must notify the Colorado authorities within 10 days after such acquisition, are required to submit all requested information and are subject to a finding of suitability. Licensees also must notify any qualifying person of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

     Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director, or employee of a licensee or from a holding or intermediary company thereof. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

     Taxes. In addition to any other applicable license fees, up to a maximum of 40% of the adjusted gross proceeds of gaming operations ("AGP") may be payable by a licensee for the privilege of conducting gaming. AGP is generally defined as the total amounts wagered less all payments to players. With respect to games of poker, AGP means those sums wagered in a hand retained by the licensee as compensation, which must be consistent with the amounts established by the Colorado Commission. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Effective July 1, 1999, the Colorado Commission has set a gaming tax on AGP of .25% on the first $2 million of AGP; 2% on AGP over $2 million up to $4 million; 4% on AGP over $4 million up to $5 million; 11% on AGP over $5 million up to $10 million; 16% on AGP over $10 million up to $15 million; and 20% on AGP in excess of $15 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month.

     Annual Device Fees. Effective July 1, 1999, the Colorado Commission eliminated the annual device fee for each slot machine, blackjack table and poker table. The municipalities of Central City, Black Hawk and Cripple Creek still assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. There is no statutory limit on city device fees, which may be increased at the discretion of the city. Local device fees are currently prorated according to device usage; the city of Black Hawk prorates device fees such that any device used at any time during a month is subject to the device fee for such month. In addition, a transportation device fee of up to $154.08 per device and a business improvement fee of $89.04 per device also may apply depending upon the location of licensed premises. Isle-Black Hawk is currently not subject to the business improvement fee of $89.04 per device.

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

     There are various classes of alcoholic beverage licenses under the Colorado Liquor Code. On September 13, 1998, we received a retail gaming tavern liquor license. The license is valid for a period of one year and we have submitted an application to renew our license that is currently pending. In no event may any person hold more than or have an interest in more than three retail gaming tavern liquor licenses. Also, a person may not have an interest in more than one type of liquor license, so that a person with an interest in Isle-Black Hawk cannot have an interest in a hotel and restaurant liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority. The Department's Liquor Enforcement Division also must approve the application.

     Recent Developments. In 1997 the state legislature passed, but the Governor of Colorado vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks under certain terms and conditions. In 1998 and again in 1999, similar bills were presented, but were not passed by the state legislature. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. Depending on the display, the player may be awarded a ticket, which can be exchanged for cash or playing credit. There can be no assurance that similar legislation permitting video lottery terminals in dog and horse race tracks or other venues will not be considered in the future.

     The National Gambling Impact and Policy Commission issued a report on the impact of gambling on the United States, the individual states and Native American tribes. Additional federal regulation may occur due to the Commission's findings. Any new federal or state legislation could have a material adverse effect on us.

     We currently hold gaming and liquor licenses that are subject to annual renewal. While we believe that we will be able to renew these licenses, no assurances can be given that such licenses will be renewed, or, if renewed, not subject to additional material restrictions or subsequently revoked. The failure or inability to obtain any such licenses in a timely manner, the imposition of additional material restrictions in connection therewith, or the subsequent revocation of any such license, would materially and adversely affect us.

ITEM 2.   PROPERTIES.

     The property upon which the casino is located consists of approximately 9.4 acres located at the southeast corner of Mill and Main streets in Black Hawk, Colorado. We own approximately 8.7 acres and approximately 0.7 acres is leased from a subsidiary of Isle of Capri Casinos, Inc. with an option to purchase.

     On January 2, 1998, a subsidiary of Isle of Capri Casinos, Inc. acquired approximately 0.7 acres of property contiguous to our property in order to expand the entrance and signage of the casino. On January 2, 1998, we then entered into a lease agreement with this subsidiary for their property. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. The Term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, we have the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs incurred in connection with the purchase and ownership of the land, less any payments made by us as lessee.

ITEM 3.   LEGAL PROCEEDINGS.

     We are not party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II
-------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
          MATTERS.

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

                                                                                       April 25, 1997
                                                                                    (date of inception)
                                                         Fiscal Year Ended                through
                                                           April 25, 1999              April 26, 1998
                                                           --------------              --------------
                                                                        (In thousands)
Income Statement Data
  Revenue..........................................               $22,046                     $     -
  Operating income.................................                    21                           -
  Net loss.........................................                (5,186)                     (2,032)

Balance Sheet Data
  Total assets.....................................               $98,263                     $95,877
  Long-term debt including current portion.........                76,522                      75,000
  Members' equity..................................                 7,787                      12,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with, and is qualified in its entirety by, Isle-Black Hawk's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Black Hawk market, the effects of regulatory and legislative matters, Isle-Black Hawk's plans to make capital investments at its facility, including, without limitation, the development of its hotel facility, are forward-looking statements. Although Isle-Black Hawk believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to Isle-Black Hawk's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and Isle-Black Hawk's limited experience in developing hotel operations.

General

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,089 slot machines, 14 table games, on-site covered parking for 1,100 vehicles and various other amenities. Isle-Black Hawk's results of operations for the fiscal year ended April 25, 1999 include four fiscal months of gaming operations.
There is a lack of comparable information for fiscal 1999 and fiscal 1998 because Isle-Black Hawk was in the development stage during all of fiscal 1998 and did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs. The following discussion focuses on Isle-Black Hawk's four fiscal months of gaming operations during fiscal 1999.

     Isle of Capri Black Hawk Capital Corp. is a wholly owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

     Isle-Black Hawk believes that its historical results of operations may not be indicative of its future results of operations because it only operated for four months in fiscal 1999, and due to the substantial present and expected future increase in competition for gaming customers in its market, as new casinos open and existing casinos add to or enhance their facilities.

Results of Operations

Fiscal Year Ended April 25, 1999

     Total revenue for the fiscal year ended April 25, 1999 was $22.0 million, which included $20.7 million of casino revenue and $1.3 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the fiscal year ended April 25, 1999 totaled $2.9 million, or 14.0% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $3.9 million for the fiscal year ended April 25, 1999, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $1.1 million for the fiscal year ended April 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 81% for the fiscal year ended April 25, 1999.

     Facilities expenses totaled $1.1 million for the fiscal year ended April 25, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $8.7 million, or 40% of total revenue, for the fiscal year ended April 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Preopening expenses of $3.3 million for the fiscal year ended April 25, 1999 represent salaries, benefits, training, marketing and other noncapitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk.

     Depreciation and amortization expense was $1.0 million for the fiscal year ended April 25, 1999. These expenses relate to property and equipment.

     Interest expense was $5.2 million for the fiscal year ended April 25, 1999, net of capitalized interest of $4.8 million and interest income of $.8 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $2.0 million, net of capitalized interest of $2.3 million and interest income of $3.0 million, for the fiscal year ended April 26, 1998.

Liquidity and Capital Resources

     At April 25, 1999, Isle-Black Hawk had cash and cash equivalents of $10.9 million, compared to $0.5 million at April 26, 1998. The increase in cash is primarily a result of cash flow from operating activities and working capital, and from the proceeds of our August 1997 financing, which was transferred from restricted cash upon the completion of the casino. During the fiscal year ended April 25, 1999, Isle-Black Hawk's operating activities provided $2.8 million of cash.

     Isle-Black Hawk invested $40.4 million in property and equipment in the fiscal year ended April 25, 1999, primarily for the development of the casino, which was under construction as of the beginning of the fiscal year and commenced operations on December 30, 1998.

     Isle-Black Hawk anticipates that a significant portion of its principal near-term capital requirements will relate to the construction of a hotel containing approximately 235 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (by issuance of additional notes). Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. have agreed to contribute up to $10.0 million in additional equity and/or loans to supplement cash funds generated from Isle-Black Hawk's operations to complete the hotel.

     Isle-Black Hawk's development plans are subject to obtaining permits, licenses, and approvals from appropriate regulatory and other agencies. In addition these plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Isle-Black Hawk anticipates that additional capital improvements approximating $1.1 million will be made during fiscal 2000 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations, as well as borrowings from Isle of Capri Casinos, Inc. and the contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc., will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing market. In addition, the indenture restricts, among other things, our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on our First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.


Year 2000 Compliance

     Isle-Black Hawk has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. Most of Isle-Black Hawk's systems infrastructure is currently Year 2000 compliant. Isle-Black Hawk has received assurances that it believes are reasonable from vendors of material products used by Isle-Black Hawk, that their products are Year 2000 compliant. Isle-Black Hawk has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle-Black Hawk. Isle-Black Hawk expects to have all software modifications in place by September 1999.

     Isle-Black Hawk and its results of operations and financial condition could be adversely affected by a failure of one or more of the third parties with which it does business to satisfactorily address and resolve any Year 2000 issues. In addition, Year 2000 difficulties experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect Isle-Black Hawk. However, Isle-Black Hawk believes that the impact of such problems on Isle-Black Hawk would be the same as on other businesses in the same area or areas. Isle-Black Hawk believes these risks range from slight financial malfunctions to, in a worst case scenario, an extensive and costly inability to communicate with customers and suppliers. Isle-Black Hawk believes that it has an effective program in place to resolve all Year 2000 issues. Isle-Black Hawk has no contingency plans in the event it does not complete all phases of its Year 2000 program, as program completion is currently on schedule.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     Isle-Black Hawk does not have any material exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as
interest rates, foreign currency exchange rates and commodity prices).   As of
April 25, 1999, Isle-Black Hawk did not have any interest rate derivative instruments.

ITEM 8.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                               --------
Isle of Capri Black Hawk L.L.C.

Report of Independent Auditors...............................................................................        13
Consolidated Balance Sheets, April 25, 1999 and April 26, 1998...............................................        14
Consolidated Statements of Operations, Fiscal Year ended April 25, 1999 and Period from April 25, 1997
     (date of inception) through April 26, 1998..............................................................        15
Consolidated Statements of Members' Equity, Fiscal Year ended April 25, 1999 and Period from
     April 27, 1997 (date of inception) through April 26, 1998...............................................        16
Consolidated Statements of Cash Flows, Fiscal Year ended April 26, 1999 and Period from April 25, 1997
     (date of inception) through April 26, 1998..............................................................        17
Notes to Consolidated Financial Statements...................................................................        18

                        REPORT OF INDEPENDENT AUDITORS


To the Members
Isle of Capri Black Hawk L.L.C.


     We have audited the accompanying consolidated balance sheets of Isle of Capri Black Hawk L.L.C. as of April 25, 1999 and April 26, 1998, and the related consolidated statements of operations, members' equity and cash flows for the year ended April 25, 1999 and the period from April 25, 1997 (date of inception) through April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Black Hawk L.L.C. at April 25, 1999 and April 26, 1998, and the consolidated results of its operations and its cash flows for the year ended April 25, 1999 and the period from April 25, 1997 (date of inception) through April 26, 1998 in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

New Orleans, Louisiana
June 10, 1999

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          Consolidated Balance Sheets
                                (In thousands)

                                                                                   April 25,           April 26,
                                                                                      1999                1998
                                                                              --------------------  ----------------
                                   ASSETS
                                   ------
Current assets:
       Cash and cash equivalents............................................               $10,917           $   547
  Accounts receivable.......................................................                   310             1,031
  Prepaid expenses and other assets.........................................                   511                34
                                                                                           -------           -------
   Total current assets.....................................................                11,738             1,612
Property and equipment, net.................................................                80,377            40,942
Other assets:
       Deferred financing costs, net of accumulated amortization of
    $1,178 and $481, respectively...........................................                 3,671             4,375
       Restricted cash......................................................                 2,017            48,948
       Prepaid deposits and other...........................................                   460                 -
                                                                                           -------           -------
         Total assets.......................................................               $98,263           $95,877
                                                                                           =======           =======

                     LIABILITIES AND MEMBERS' EQUITY
                     -------------------------------
Current liabilities:
       Current maturities of long-term debt.................................               $   754           $     -
       Accounts payable - trade.............................................                 2,528             4,602
  Accounts payable - related parties........................................                 5,289                 -
   Accrued liabilities:
    Interest................................................................                 1,707             1,688
    Construction payable....................................................                    24             1,614
    Payroll and related.....................................................                 1,434                 -
    Property and other taxes................................................                 1,360                 -
    Progressive jackpots and slot club awards...............................                 1,412                 -
    Other...................................................................                   200                 -
                                                                                           -------           -------
   Total current liabilities................................................                14,708             7,904
Long-term debt, less current maturities.....................................                75,768            75,000

Members' equity:
  Casino America of Colorado, Inc...........................................                 3,645             7,121
  Blackhawk Gold, Ltd.......................................................                 4,142             5,852
                                                                                           -------           -------
   Total members' equity....................................................                 7,787            12,973
                                                                                           -------           -------

   Total liabilities and members' equity....................................               $98,263           $95,877
                                                                                           =======           =======

                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                     Consolidated Statements of Operations
                                (In thousands)


                                                                                                 April 25, 1997
                                                                                              (date of inception)
                                                                     Fiscal Year Ended              through
                                                                      April 25, 1999             April 26, 1998
                                                                      --------------             --------------
Revenue:
 Casino.........................................................         $20,679                    $     -
 Food, beverage and other.......................................           1,367                          -
                                                                         -------                    -------
     Total revenue..............................................          22,046                          -

Operating expenses:
   Casino.......................................................           2,886                          -
   Gaming taxes.................................................           3,930                          -
   Food and beverage............................................           1,108                          -
   Facilities...................................................           1,074                          -
   Marketing and administrative.................................           7,952                          -
   Management fees..............................................             770                          -
   Preopening expenses..........................................           3,320                          -
   Depreciation and amortization................................             985                          -
                                                                         -------                    -------
     Total operating expenses...................................          22,025                          -
                                                                         -------                    -------
Operating income................................................              21                          -
Interest expense, net of capitalized interest of $4,849 and
     $2,320, respectively.......................................          (6,057)                    (5,021)
Interest income.................................................             850                      2,989
                                                                         -------                    -------
Net loss........................................................         $(5,186)                   $(2,032)
                                                                         =======                    =======


                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  Consolidated Statements of Members' Equity
                                (In thousands)


                                                          Casino America of         Blackhawk              Total
                                                           Colorado, Inc.          Gold, Ltd.         Members' Equity
                                                           --------------          ----------         ---------------
Balance, April 25, 1997
      (date of inception)............................           $     -               $     -               $     -
Capital contribution - development costs.............               317                     -                   317
Capital contribution - cash..........................             7,084                     -                 7,084
Capital contribution - land..........................               100                 7,504                 7,604
Equity transfer......................................               833                  (833)                    -
Net loss.............................................            (1,213)                 (819)               (2,032)
                                                                -------               -------               -------

Balance, April 26, 1998..............................             7,121                 5,852                12,973

Equity transfer......................................              (500)                  500                     -
Net loss.............................................            (2,976)               (2,210)               (5,186)
                                                                -------               -------               -------

Balance, April 25, 1999..............................           $ 3,645               $ 4,142               $ 7,787
                                                                =======               =======               =======


                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                    April 25, 1998
                                                                                                 (date of inception)
                                                                          Fiscal Year Ended            through
                                                                            April 25, 1999          April 26, 1998
                                                                            --------------          --------------
Operating activities:
Net loss..............................................................           $ (5,186)               $ (2,032)
Adjustments to reconcile net loss to net cash provided by
  Operating activities:
    Depreciation and amortization.....................................                985                       -
    Amortization of deferred financing costs..........................                704                     481
    Accounts receivable...............................................                721                  (1,031)
    Prepaid expenses and other assets.................................               (493)                    (34)
    Accounts payable & accrued expenses...............................              6,026                   6,212
                                                                                 --------                --------
Net cash provided by operating activities.............................              2,757                   3,596

Investing activities:
Purchase of property and equipment....................................            (40,395)                (31,148)
Decrease (increase) in restricted cash................................             46,931                 (48,948)
Deposits and other....................................................               (444)                      -
                                                                                 --------                --------
Net cash provided by (used in) investing activities...................              6,092                 (80,096)

Financing activities:
Proceeds from borrowings..............................................              1,581                  75,000
Principal payment on debt and cash paid for refinancing...............                (59)                 (3,396)
Deferred financing costs..............................................                  -                  (1,641)
Capital contribution received.........................................                  -                   7,084
                                                                                 --------                --------
Net cash provided by financing activities.............................              1,522                  77,047

Net increase in cash and cash equivalents.............................             10,371                     547
Cash and cash equivalents at beginning of year........................                547                       -
                                                                                 --------                --------
Cash and cash equivalents at end of year..............................           $ 10,918                $    547
                                                                                 ========                ========

Supplemental disclosures of cash flow information:
Cash paid for interest:...............................................           $  9,851                $  5,172

Supplemental schedule of noncash investing and financing
  activities:
Capital Contributions:
  Land, net of mortgage of $396.......................................                  -                   7,604
  Financing costs.....................................................                  -                     137
  Property and equipment..............................................                  -                     180
Other:
  Construction costs funded through accounts payable..................                 24                   1,614


                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Basis of Presentation

     On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk"), a Colorado limited liability company, was formed. Isle-Black Hawk is owned by Casino America of Colorado, Inc., a wholly-owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. The principal purpose of Isle-Black Hawk has been to develop and operate a casino in Black Hawk, Colorado, which opened December 30, 1998. Prior to December 30, 1998, Isle-Black Hawk was a Development Stage Company and had not commenced gaming operations.

     On August 20, 1997, Isle-Black Hawk and Isle of Capri Black Hawk Capital Corp., a wholly-owned subsidiary of the Company that has no operations, issued $75,000,000 of 13% First Mortgage Notes due 2004 with Contingent Interest in order to finance the construction and development of Isle-Black Hawk.

     The rights and obligations of Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. are governed in part by the Amended and Restated Operating Agreement of the Company ("the Agreement") dated as of July 29, 1997. The Agreement provides that Isle-Black Hawk will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado, Inc. contributed cash, land purchase rights and development costs to Isle-Black Hawk and Blackhawk Gold, Ltd. contributed land to Isle-Black Hawk.

     On July 29, 1997, Casino America of Colorado, Inc., Isle of Capri Casinos, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. also entered into a Members Agreement (the "Members Agreement") which addressed the development of Isle-Black Hawk, management of Isle-Black Hawk, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino America of Colorado, Inc. purchased from Blackhawk Gold, Ltd. a 4.2% ownership interest (the "Transferred Interest") in Isle-Black Hawk for $700,000, and Blackhawk Gold, Ltd. had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000, together with interest. In addition, pursuant to the Members Agreement, Blackhawk Gold, Ltd. had the right to sell up to an additional 4.8% ownership interest in Isle-Black Hawk to Casino America of Colorado, Inc. (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. On November 13, 1997, pursuant to the Put, Casino America of Colorado, Inc. purchased an additional .8% ownership interest from Blackhawk Gold, Ltd. for $133,333. On February 16, 1998, pursuant to the Put, Casino America of Colorado, Inc. acquired an additional 4.0% ownership interest from Blackhawk Gold, Ltd. for $666,000, exhausting Blackhawk Gold, Ltd.'s right to sell any additional ownership interest pursuant to the Put. Simultaneously, Blackhawk Gold, Ltd. repurchased from Casino America of Colorado, Inc., a 4.0% ownership interest out of the Transferred Interest for $714,000, which included interest. On August 17, 1998 Blackhawk Gold, Ltd. exercised its right to reacquire from Casino America of Colorado, Inc. 3.0% in Isle-Black Hawk out of the 4.0% which was conveyed to Casino America of Colorado, Inc. on February 16, 1998, for $500,000 which included interest. As a result, following the transfers discussed above, Casino America of Colorado, Inc. has an ownership interest in Isle-Black Hawk of 57% and Blackhawk Gold, Ltd. has an ownership interest in Isle-Black Hawk of 43%. Profits and losses of Isle-Black Hawk are allocated in proportion to ownership interests.

     The consolidated financial statements of Isle-Black Hawk include the accounts of Isle of Capri Black Hawk L.L.C. and its subsidiary, Isle of Capri Black Hawk Capital Corp. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior-year financial statements to conform to the fiscal 1999 presentation.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Cash equivalents

     Isle-Black Hawk considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At April 25, 1999, there were no cash equivalents.

  Income Taxes

     No provision for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibilities of the individual members.

  Property and equipment

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:

                                                                        Years
     Furniture, fixtures, and equipment..........................         5
     Buildings and improvements..................................        25

     Interest capitalized during the fiscal year ended April 25, 1999, and the period April 25, 1997 (date of inception) through April 26, 1998 totaled $4.8 million and $2.3 million, respectively. Depreciation expense for the fiscal year ended April 25, 1999, totaled $1.0 million.

  Deferred Financing Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.


     Restricted cash represents cash proceeds from the sale of the First Mortgage Notes held in trust by IBJ Whitehall Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997 in connection with the issuance of the First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account, which contained approximately $1.2 million at April 25, 1999, will be used for the development, construction and opening of the casino by Isle-Black Hawk in Black Hawk, Colorado. Amounts in the Completion Reserve Account, approximately $.8 million at April 25, 1999, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Revenue and promotional allowances

     Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for the anticipated payouts of progressive electronic gaming device jackpots.

     Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers, which totaled $1.1 million for the year ended April 25, 1999. The estimated cost of providing such complimentary services, which is included in casino expense, was $1.0 million for the year ended April 25, 1999.

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the year ended April 25, 1999 totaled $806,000.

  New Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because Isle-Black Hawk does not use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on its consolidated results of operations or financial position.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for years beginning after December 15, 1998, and requires that start-up costs capitalized prior to adoption be written-off and any future start-up costs be expensed as incurred. Management does not anticipate that the adoption of the new Statement will have a significant effect on its consolidated results of operations or financial position.

2.    Property and Equipment

Property and equipment consists of the following:

                                                       April 25,             April 26,
                                                          1999                  1998
                                                  --------------------  --------------------
Property and equipment:                                         (In thousands)
     Land and land improvements.................         $14,604               $14,544
     Buildings and improvements.................          61,441                     -
     Furniture, fixtures, and equipment.........           2,518                     -
     Construction in progress...................           2,799                26,398
                                                         -------               -------
                                                          81,362                40,942
     Less:  accumulated depreciation............             985                     -
                                                         -------               -------
                                                         $80,377               $40,942
                                                         =======               =======

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

     Cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt - The fair value of Isle-Black Hawk's long-term debt is estimated based on whether the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to Isle-Black Hawk for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of Isle-Black Hawk's financial instruments are as follows:

                                                         April 25, 1999                 April 26, 1998
                                                   ---------------------------  ------------------------------
                                                     Carrying                      Carrying
                                                   ------------                 --------------
                                                      Amount      Fair Value        Amount        Fair Value
                                                   ------------  -------------  ---------------  -------------
                                                                         (In thousands)
                                                                          ------------
     Financial assets:

      Cash equivalents                                  $10,917        $10,917          $   547        $   547
      Restricted cash                                     2,017          2,017           48,948         48,948

     Financial liabilities:

      First mortgage notes                              $75,000        $81,375          $75,000        $76,125
      Other long-term debt                                1,522          1,522                -              -

4.    Long-term debt

      Long-term debt consists of the following:

                                                                                                          April 25, 1997
                                                                                                        (date of inception)
                                                                                                              through
                                                                                        April 25,            April 26,
                                                                                           1999                1998
                                                                                    ------------------  -------------------
                                                                                                (In thousands)
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due in monthly installments of $73,692, including interest, through October 2000;
 non-recourse to Isle of Capri Casinos, Inc.......................................             $ 1,522             $     -


13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
 August 2004; non-recourse to Isle of Capri Casinos, Inc..........................              75,000              75,000
                                                                                                -------             -------

                                                                                                76,522              75,000
Less: current maturities..........................................................                 754                   -
                                                                                               -------             -------
Long-term debt....................................................................             $75,768             $75,000
                                                                                               =======             =======

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004 that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Isle of Capri Casinos, Inc. previously supplied a completion capital commitment to Isle-Black Hawk, which lapsed in accordance with its terms.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

          Year                                        Percentage
          ----                                        ----------
          2001......................................  106.5%
          2002......................................  103.2%
          2003 and thereafter.......................  100.0%

     Beginning with the first operating year after Isle-Black Hawk begins gaming operations, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of Isle-Black Hawk's excess cash flow, as defined.

     Isle-Black Hawk obtained a letter of credit, as a requirement to obtain a
building permit from the City of Black Hawk (the "City").   The letter of
credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the construction project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri Casinos, Inc. and the balance is secured by Isle of Capri Casinos, Inc.'s open line of credit with the bank.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At April 25, 1999, Isle-Black Hawk was in compliance with all debt covenants.

     The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

                  For the Fiscal Year Ending
                        (In thousands)
          2000.......................................$   754
          2001.......................................    768
          2002.......................................      -
          2003.......................................      -
          2004.......................................      -
          Thereafter................................. 75,000
                                                     -------
                                                     $76,522
                                                     =======

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Lease Commitments

  Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of April 25, 1999, are as follows:

                          Fiscal Year Ending
                            (In thousands)
          2000..............................       $3,588
          2001..............................        3,588
          2002..............................        3,009
          2003..............................        1,235


      Rent expense for operating leases was approximately $1.8 million for the year ended April 25, 1999.

6.    Related Party Transactions

Completion Capital Commitment. Isle of Capri Casinos, Inc. had provided a Completion Capital Commitment pursuant to which it had committed to contribute to Isle-Black Hawk up to $5.0 million in the event that such amounts are necessary to cause Isle-Black Hawk to commence operations on or before April 1, 1999, or if Isle-Black Hawk has not begun operating by such date. The Commitment expired on December 30, 1998, upon the commencement of Isle-Black Hawk's operations. No amounts were funded under this commitment.


Management Agreement. On April 25, 1997, Isle-Black Hawk entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with Isle of Capri Casinos, Inc., which will manage the casino in exchange for a fee. The management fee will be equal to two percent of revenues as defined, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee became effective upon commencement of casino operations.

Lease Agreement. On January 2, 1998, Casino America of Colorado, Inc. acquired approximately 0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property'). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and will utilize the Acquired Property in developing Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002.
The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee.


7.    Preopening Expenses

      Preopening expenses of $3.3 million in fiscal 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs necessary to open the casino. These costs were initially capitalized and then expensed when the related business commenced operations on December 30, 1998. From inception through the date operations commenced, Isle-Black Hawk's sole business activity was developing the casino.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        Employee Benefit Plan

  Isle-Black Hawk has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. Isle-Black Hawk's contribution expense related to this plan was approximately $3,277 for the year ended April 25, 1999. Isle-Black Hawk's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

9.  Selected Quarterly Financial Information (Unaudited)

                                                                       Fiscal Quarters Ended
                                                                               1999
                                                                          (In thousands)
                                                           July 26   October 25   January 24   April 25
Revenue..................................................    $   -        $   -      $ 4,667    $17,379
Operating income (loss)..................................        -            -       (2,882)     2,903
Net loss.................................................     (804)        (470)      (3,883)       (29)

                                                                      Fiscal Quarters Ended
                                                                              1998
                                                                          (In Thousands)
                                                           July 27   October 26   January 25   April 26
Revenue..................................................    $   -        $   -      $     -    $     -
Operating income (loss)..................................        -            -            -          -
Net loss.................................................        -         (788)      (1,243)        (1)

          The third quarter of fiscal 1999 includes preopening expenses, a non-recurring item, related to the opening of Isle-Black Hawk in December 1998 totaling $3.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Managers and the Executive Officers of the Isle of Capri Black Hawk L.L.C. and the directors and executive officers of Isle of Capri Black Hawk Capital Corp. are set forth below:

     Name                                        Age    Position(s)
     ----                                        ---    -----------
     Bernard Goldstein.......................    70     Chief Executive Officer of Isle of Capri
                                                        Black Hawk L.L.C. and of Isle of Capri Black
                                                        Hawk Capital Corp.
     John M. Gallaway........................    60     President and Chief Operating Officer of
                                                        Isle of Capri Black Hawk L.L.C. and of Isle
                                                        of Capri Black Hawk Capital Corp.; Manager
                                                        of Isle of Capri Black Hawk L.L.C.; Director
                                                        of Isle of Capri Black Hawk Capital Corp.
     Allan B. Solomon........................    63     Executive Vice President, General Counsel
                                                        and Secretary of Isle of Capri Black Hawk
                                                        L.L.C. and of Isle of Capri Black Hawk
                                                        Capital Corp.; Manager of Isle of Capri
                                                        Black Hawk L.L.C.; Director of Isle of Capri
                                                        Black Hawk Capital Corp.
     Thomas Winn.............................    59     Vice President of Isle of Capri Black Hawk
                                                        L.L.C. and of Isle of Capri Black Hawk
                                                        Capital Corp.; Manager of Isle of Capri
                                                        Black Hawk L.L.C.; Director of Isle of Capri
                                                        Black Hawk Capital Corp.
     Rexford A. Yeisley......................    52     Vice President, Chief Financial Officer,
                                                        Treasurer and Assistant Secretary of Isle of
                                                        Capri Black Hawk L.L.C. and of Isle of Capri
                                                        Black Hawk Capital Corp.
     Timothy M. Hinkley......................    43     Senior Vice President of Operations of Isle
                                                        of Capri Black Hawk L.L.C. and of Isle of
                                                        Capri Black Hawk Capital Corp.
     Robert Fiore............................    58     Vice President and General Manager of Isle
                                                        of Capri Black Hawk L.L.C. and of Isle of
                                                        Capri Black Hawk Capital Corp.



  Bernard Goldstein. Mr. Goldstein has been Chairman of the Board of Isle of Capri Casinos, Inc. since June 1992 and Chief Executive Officer of Isle of Capri Casinos, Inc. since September 1995. From June 1992 until February 1993 and from September 1995 until December 1995, Mr. Goldstein was also President and Chief Executive Officer of Isle of Capri Casinos, Inc. Mr. Goldstein has been active in the development of the riverboat gaming industry in a number of states and was Chairman of the Board of Steamboat Development Corporation and Steamboat Southeast, Inc., both of which were involved in the first legalized riverboat gaming ventures in the United States. In addition to his involvement in the riverboat gaming industry, Mr. Goldstein has been involved in scrap metal recycling since 1951 and barge-line transportation since 1960.

  John M. Gallaway. Mr. Gallaway has been President of Isle of Capri Casinos, Inc. since December 1995 and Chief Operating Officer of Isle of Capri Casinos, Inc. since July 1996. From July 1995 to November 1995, Mr. Gallaway was a professor at the University of Houston. Mr. Gallaway was Deputy Managing Director, Gaming, of Sun International, a company engaged in owning and operating casinos and resorts, from September 1992 to August 1994. Prior to that, from 1984 to 1992, Mr. Gallaway was President and General Manager of TropWorld Casino and Entertainment Resort in Atlantic City and, from 1981 to 1984, he was President and General Manager of the Tropicana Hotel in Las Vegas.

  Allan B. Solomon. Mr. Solomon has been Secretary and a director of Isle of Capri Casinos, Inc. since June 1992, served as the Chief Financial Officer and Treasurer of Isle of Capri Casinos, Inc. from June 1992 to October 1993, and was Chairman of its Executive Committee from January 1993 to April 1995. Mr. Solomon became General Counsel of Isle of Capri Casinos, Inc. in May 1994 and became Executive Vice President in April 1995. Mr. Solomon was a partner in the Florida law firm of Broad and Cassel from 1986 to May 1994.

  H. Thomas Winn. Mr. Winn has been the Chairman, and CEO, and President of Nevada Gold & Casinos, Inc. since January 1994. He has also been a Director of Nevada Gold & Casinos, Inc. since 1994. Mr. Winn is also Chairman of Aaminex Capital Corporation. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining and environmental activities. Mr. Winn has formed numerous investment-limited partnerships and capital formation ventures.

  Rexford A. Yeisley. Mr. Yeisley has been Chief Financial Officer of Isle of Capri Casinos, Inc. since December 1995. Mr. Yeisley was Senior Vice President and Chief Financial Officer of Six Flags Theme Parks, Inc. from 1991 to 1995, and from 1987 to 1991, Mr. Yeisley was Vice President and Chief Financial Officer of that company.

  Timothy M. Hinkley. Mr. Hinkley has been Senior Vice President of Operations for Isle of Capri Casinos, Inc. since April 1997. Mr. Hinkley was General Manager and Vice President of the Isle of Capri Casino Crowne Plaza Resort in Biloxi, Mississippi from May 1992 to April 1997. Prior to that, from 1990 to 1992, Mr. Hinkley was Vice President of Food and Beverage and Entertainment of Steamboat Development Corporation, a riverboat gaming company in Iowa.

  Robert S. Fiore. Mr. Fiore has been Vice President and General Manager of Isle of Capri Black Hawk L.L.C. since August 1998. Mr. Fiore was General Manager at the Belle of Baton Rouge Casino in Baton Rouge, LA for Argosy Gaming from September 1997 to August 1998. Prior to that, from 1995 to 1997, Mr. Fiore was President and General Manger of the Tropicana Resort and Casino in Las Vegas for Aztar Corporation, and from 1989 to 1997, Mr. Fiore was President and General Manager of the Ramada Express Hotel and Casino in Laughlin, NV for Aztar Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth a summary of the annual, long-term and other compensation for services rendered to Isle of Capri Black Hawk L.L.C. by the General Manager during fiscal 1999. None of our Executive Officers other than Mr. Fiore has received compensation from Isle of Capri Casinos, Inc. for services rendered to Isle of Capri Black Hawk L.L.C.

                                                                         Long Term
                                                                        Compensation
                                                                        ------------
                                 Fiscal Year                             Securities          Long Term          All Other
                                    Ended                                Underlying        Compensation       Compensation
   Name and Principal Position    April 25,      Salary     Bonus       Options (#)(1)         Awards              (2)
   ---------------------------    --------       ------     -----       -------------          ------             ----
Robert S. Fiore..................
   Vice President and General       1999         $114,159   $49,515        25,000             $12,379            $6,479
   Manager

_______________
(1) Mr. Fiore was granted options to purchase 25,000 shares of common stock of Isle of Capri Casinos, Inc.
(2) Includes relocation expenses reimbursed to Mr. Fiore of $6,288 and life insurance paid by the Company for Mr. Fiore of $191.

Option Grants for Last Fiscal Year

  The following table sets forth information concerning options granted by Isle of Capri Casinos, Inc. during fiscal 1999 to Mr. Fiore.

                                       Individual Grants
                                       -----------------
                                                                                           Potential Realizable
                                Number of      % of Total                                  Value of Assumed
                               Securities        Options      Exercise                     Annual Rates of Stock
                               Underlying      Granted to     or Base                      Price Appreciation
                                Options       Employees in     Price      Expiration       from Option Term (1)
            Name              Granted (#)     Fiscal Year     $/Share        Date            5%($)      10%($)
            ----              -----------     -----------     -------        ----            -----      ------
Robert S. Fiore.............     25,000           1.9%         $3.03       9/25/2008         $3,000     $6,750

_________________

(1) The potential realizable dollar value of a grant is the product of: (a) the difference between (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the stock appreciation rate compounded annually over the term of the option (here, 5% and 10%) and (ii) the per-share exercise price of the option and (b) the number of securities underlying the grant at fiscal year-end.


Employment Contracts

     In January 1999, Isle of Capri Casinos, Inc. entered into an employment agreement with Robert S. Fiore, Vice President and General Manager of Isle of Capri Black Hawk L.L.C. Pursuant to the employment agreement, Mr. Fiore received an initial annual base salary of $155,000, subject to increases determined by Isle of Capri Casinos, Inc.'s Board of Directors from time to time. The employment agreement is for an initial term of two years, and is automatically renewable for successive one-year periods thereafter, unless 90 days' written notice is given by either party. If Isle of Capri Casinos, Inc. terminates the employment of the respective party to the employment agreement without "cause" (as defined in the employment agreement), either during the initial term or any renewal term or by written notice of nonrenewal, Mr. Fiore would be entitled, upon releasing Isle of Capri Casinos, Inc. and its affiliates from any and all claims, to receive his salary and employee benefits for one year.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. beneficially own a 57% and 43% interest, respectively, in the Isle of Capri Black Hawk L.L.C. The following table sets forth information as of July 15, 1999, with respect to the beneficial ownership of Isle of Capri Casinos, Inc., and the stock by (i) each manager of Isle of Capri Black Hawk L.L.C. (ii) each executive officer of Isle of Capri Black Hawk L.L.C.; and (iii) all executive officers and managers of Isle of Capri Black Hawk L.L.C. as a group.


                                                                                Number of
                                                                             Shares of Isle
                                                                                of Capri
                                                                              Casinos, Inc.         Percentage of
                                                                                 Common             Isle of Capri
                                                                                  Stock             Casinos, Inc.
                                                                              Beneficially          Common Stock
Name of Beneficial Owner                                                         Owned              Outstanding
------------------------                                                         -----              -----------
Bernard Goldstein....................................................          3,737,952(1)            15.9%
John M. Gallaway.....................................................            162,500(2)               *
Allan B. Solomon.....................................................            483,920(3)             2.0%
H. Thomas Winn.......................................................                 --                  *
Rexford A. Yeisley...................................................             59,800(4)               *
Timothy M. Hinkley...................................................             81,750(5)               *
Robert S. Fiore......................................................                 --                  *
All current executive officers and Managers as a group (five persons)
                                                                               4,525,922               17.9%

     Isle of Capri Black Hawk L.L.C. is the sole shareholder of Isle of Capri Black Hawk Capital Corp.

*    Less than one percent.

(1) Includes 116,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(2) Includes 141,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(3) Includes 201,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(4) Includes 57,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.
(5) Consists of 81,750 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  We entered into an amended and restated management agreement with Isle of Capri Casinos, Inc. dated as of July 29, 1997. The term of the Management Agreement expires on December 31, 2096, unless terminated earlier in accordance with the terms. In consideration of the services provided under the management agreement, we have agreed to pay Isle of Capri Casinos, Inc., as manager, a fee equal to 2% of capitalized revenues (as defined in the Management Agreement), plus ten percent of Operating Income (as defined in the Management Agreement) up to a maximum of 4% of revenues.

  We entered into a License Agreement with Isle of Capri Casinos, Inc. dated July 29, 1997 which will become effective on the Closing Date and pursuant to which we have been granted a license to use the trademarks Isle of Capri(R), Island Gold(R), Calypso's(R), Farraddays'(TM) and Isle Style(TM), the trademark Isle of Capri parrot logo and future trademarks utilized by Isle of Capri Casinos, Inc. at its other gaming facilities. No license fee is payable. The license terminates upon the occurrence of certain events, such as termination of the Management Agreement.

  On January 2, 1998, a subsidiary of Isle of Capri Casinos, Inc. acquired approximately 0.7 acres of property contiguous to our property in order to expand the entrance and signage of the casino. On January 2, 1998, we entered into a lease agreement for property. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, we have the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs incurred in connection with the purchase and ownership of the land, less any payments made by us, as Lessee.

PART IV
-------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents Filed as Part of this Report.
          --------------------------------------

          1.   Financial Statements.
               --------------------

               The following financial statements of Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. and reports of independent auditors are included on pages 13 to 24 of this Form 10-K:

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


          2.   Financial Statements Schedules.
               ------------------------------

               None required or applicable.


          3.   Exhibits.
               --------

               A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

    (b)   Reports on Form 8-K.
          -------------------

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ISLE OF CAPRI BLACK HAWK L.L.C.


Dated:  July 22, 1999           By: /s/ John M. Gallaway
                                   ---------------------------------------------
                                   John M. Gallaway, President, Chief Operating
                                   Officer and Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 22, 1999               /s/ John M. Gallaway
                                   ---------------------------------------------
                                   John M. Gallaway, President, Chief Operating
                                   Officer and Manager


Dated:  July 22, 1999              /s/ Rexford A. Yeisley
                                   ---------------------------------------------
                                   Rexford A. Yeisley, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Dated:  July 22, 1999              /s/ Allan B. Solomon
                                   ---------------------------------------------
                                   Allan B. Solomon, Executive Vice President,
                                   Secretary, General Counsel and Manager


Dated:  July 22, 1999              /s/ H. Thomas Winn
                                   ---------------------------------------------
                                   H. Thomas Winn, Vice President, Manager

                               INDEX TO EXHIBITS



EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------


*     1                       Purchase Agreement among Isle of Capri Black
                              Hawk Capital Corp. and Jefferies & Company, Inc.

*     3.1                     Articles of Organization of Isle of Capri Black
                              Hawk L.L.C.

*     3.2                     Articles of Incorporation of Isle of Capri Black
                              Hawk Capital Corp.

*     3.3                     Bylaws of Isle of Capri Black Hawk Capital Corp.

*     4.1                    Indenture among Isle of Capri Black Hawk L.L.C.,
                             Isle of Capri Black Hawk Capital Corp. and IBJ
                             Whitehall Bank & Trust Company, as Trustee.

*     4.2                    Form of 13% Series A First Mortgage Note due 2004
                             with Contingent Interest.

*     4.3                    Cash Collateral and Disbursement Agreement among
                             IBJ Whitehall Bank & Trust Company, as the
                             Disbursement Agent, IBJ Whitehall Bank & Trust
                             Company, as the Trustee, CRSS Constructors, Inc., as the Independent Construction Consultant, Isle of
                             Capri Black Hawk L.L.C., as the Company and an
                             Issuer and Isle of Capri Black Hawk Capital Corp., as Co-Issuer.

*     4.4                    Registration Rights Agreement among Isle of Capri
                             Black Hawk L.L.C., Isle of Capri Black Hawk Capital
                             Corp., and Jefferies & Company, Inc.

*     4.5                    Deed of Trust to Public Trustee, Security
                             Agreement, Fixture Filing and Assignment of Rents,
                             Leases and Leasehold Interests, by Isle of Capri
                             Black Hawk L.L.C. and Isle of Capri Black Hawk
                             Capital Corp. to the Public Trustee of Gilpin
                             County, Colorado for the benefit of IBJ Whitehall
                             Bank & Trust Company.

*     4.6                    Assignment of Rents, Leases and Leasehold Interests
                             by Isle of Capri Black Hawk L.L.C. and Isle of
                             Capri Black Hawk Capital Corp. for the benefit of
                             IBJ Whitehall Bank & Trust Company.

*     4.7                    Security Agreement by Isle of Capri Black Hawk
                             L.L.C. and Isle of Capri Black Hawk Capital Corp.
                             for the benefit of IBJ Whitehall Bank & Trust
                             Company.

*     4.8                     Issuer Pledge Agreement by Isle of Capri Black
                              Hawk L.L.C. in favor of IBJ Whitehall Bank & Trust
                              Company.

*     4.9                     Collateral Assignment by Isle of Capri Black Hawk
                              L.L.C. and Isle of Capri Black Hawk Capital Corp.
                              in favor of IBJ Whitehall Bank & Trust Company.

*     4.10                    Pledge and Assignment by Isle of Capri Black Hawk
                              L.L.C. and Isle of Capri Black Hawk Capital Corp.
                              in favor of IBJ Whitehall Bank & Trust Company .


*     4.11                    Consent to Assignment of Construction Agreement by
                              Haselden Construction, Inc. in favor of IBJ
                              Whitehall Bank & Trust Company.

*     4.12                    Consent to Assignment of Management Agreement by
                              Isle of Capri Casinos, Inc. in favor of IBJ
                              Whitehall Bank & Trust Company.

*     4.13                    Consent to Assignment of License Agreement by Isle
                              of Capri Casinos, Inc. in favor of IBJ Whitehall
                              Bank & Trust Company.

*     4.14                    Manager Subordination Agreement by Isle of Capri
                              Casinos, Inc. in favor of IBJ Whitehall Bank &
                              Trust Company.

*     4.15                    Environmental Indemnity by Isle of Capri Black
                              Hawk L.L.C. in favor of IBJ Whitehall Bank & Trust
                              Company.

*     4.16                    Assignment of Trademark by Isle of Capri Black
                              Hawk L.L.C. and Isle of Capri Black Hawk Capital
                              Corp. in favor of IBJ Whitehall Bank & Trust
                              Company.

*     4.17                    Assignment of Copyright by Isle of Capri Black
                              Hawk L.L.C. and Isle of Capri Black Hawk Capital
                              Corp. in favor of IBJ Whitehall Bank & Trust
                              Company.

*     4.18                    Assignment of Patent by Isle of Capri Black Hawk,
                              L.L.C. and Isle of Capri Black Hawk Capital Corp.
                              in favor of IBJ Whitehall Bank & Trust Company.

*     10.1                    Operating Agreement among Isle of Capri
                              Black Hawk L.L.C., Casino America of Colorado,
                              Inc. and Blackhawk Gold, Ltd.

*     10.2                    Members Agreement between Casino America of
                              Colorado, Inc. and Blackhawk Gold, Ltd.

*     10.3                    Management Agreement between Isle of Capri
                              Casinos, Inc. and Isle of Capri Black Hawk L.L.C.

*     10.4                    License Agreement between Isle of Capri
                              Casinos, Inc. and Isle of Capri Black Hawk L.L.C.

*     10.5                    Land Purchase Contract between Roman Entertainment
                              Corporation of Colorado and Isle of Capri Casinos,
                              Inc.

*     10.6                    Exchange Commitment Letter between City of Black
                              Hawk and Blackhawk Gold, Ltd.

*     10.7                    Design/Build Agreement between Haselden
                              Construction, Inc. and Isle of Capri Black Hawk
                              L.L.C.

*     10.8                    Subdivision Agreement to be entered into between
                              the City of Black Hawk and Isle of Capri Black
                              Hawk L.L.C.

*     10.9                    Lease Agreement dated January 2, 1998 by and
                              between Casino America of Colorado, Inc. and Isle of Capri Black Hawk L.L.C.

      10.10 Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc. and Robert S. Fiore.

      10.11 Promissory Note dated May 26, 1999 by and between Isle of Capri Black Hawk L.L.C. and Isle of Capri Casinos, Inc.

      27                      Financial Data Schedule

______________________
* Filed as an exhibit to Isle of Capri Black Hawk L.L.C.'s and Isle of Capri Black Hawk Capital Corp.'s Registration Statement on Form S-4 (registration number 333-38093), and incorporated into Isle of Capri Black Hawk L.L.C.'s and Isle of Capri Black Hawk Capital Corp.'s Form 10-K for the year ended April 26, 1998, by reference.