Form 10-Q
period 1999-07-25
ISLE OF CAPRI BLACK HAWK LLC
filed 1999-09-08
CIK 1047905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 25, 1999

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______________ to _______________.

                       Commission File Number 333-38093

   ISLE OF CAPRI BLACK HAWK L.L.C. / ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Colorado                                        84-1422931
    ---------------------------------                     ----------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

711 Dr. Martin Luther King Jr. Blvd., Biloxi, Mississippi         39530
---------------------------------------------------------       ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (228) 436-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [_]

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                   FORM 10-Q
                                     INDEX


                                                                           PAGE
                                                                           ----

PART I   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS, JULY 25, 1999 (UNAUDITED)
           AND APRIL 25, 1999.............................................   1

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED JULY 25, 1999 AND JULY 26, 1998 (UNAUDITED).......   2

           CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
           (UNAUDITED)....................................................   3

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS JULY 25, 1999 AND JULY 26, 1998 (UNAUDITED).............   4

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
           STATEMENTS.....................................................   5


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................   8

PART II  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..............................................  10

  ITEM 2.  CHANGES IN SECURITIES..........................................  10

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................  10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS........................................................  10

  ITEM 5.  OTHER INFORMATION..............................................  10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  10

SIGNATURES................................................................  11

EXHIBIT LIST..............................................................  12

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                           JULY 25,     April 25,
                                        ASSETS                                               1999         1999
                                        ------                                            -----------   ---------
                                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.......................................................         $ 15,549      $10,917
  Accounts receivable:
    Related parties...............................................................               18            -
    Other.........................................................................              313          310
  Prepaid expenses and other assets...............................................              726          511
                                                                                            --------      -------
      Total current assets........................................................            16,606       11,738
Property and equipment--net.......................................................            81,765       80,377
Other assets:
  Deferred financing costs, net of accumulated amortization of $1,349 and
    $1,178, respectively..........................................................             3,501        3,671

  Restricted cash.................................................................               588        2,017
  Prepaid deposits and other......................................................               447          460
                                                                                            --------      -------
      Total assets................................................................          $102,907      $98,263
                                                                                            ========      =======

                       LIABILITIES AND MEMBERS' EQUITY
                       -------------------------------
Current liabilities:
  Current maturities of long-term debt............................................          $    775      $   754
  Accounts payable:
    Trade.........................................................................             1,282        2,528
    Related parties...............................................................             5,615        5,289
  Accrued liabilities:
    Interest......................................................................             4,336        1,707
    Construction payable..........................................................                 -           24
    Payroll and related...........................................................             2,360        1,434
    Property and other taxes......................................................             1,407        1,360
    Progressive jackpots and slot club awards.....................................             1,505        1,412
    Other.........................................................................             1,133          200
                                                                                            --------      -------
      Total current liabilities...................................................            18,413       14,708
Long-term debt, less current maturities...........................................            75,566       75,768

Members' equity:
  Casino America of Colorado, Inc.................................................             4,295        3,645
  Blackhawk Gold, Ltd.............................................................             4,633        4,142
                                                                                            --------      -------
      Total members' equity.......................................................             8,928        7,787
                                                                                            --------      -------

      Total liabilities and members' equity.......................................          $102,907      $98,263
                                                                                            ========      =======




                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (In thousands)

                                                                              Three Months Ended
                                                                      July 25, 1999          JULY 26, 1998
                                                                      -------------          -------------
Revenue:
  Casino........................................................         $19,034                $     -
  Food, beverage, and other.....................................           1,195                      -
                                                                         -------                -------
     Total revenue..............................................          20,229                      -
Operating expenses:
  Casino........................................................           2,787                      -
  Gaming taxes..................................................           3,811                      -
  Food and beverage.............................................             871                      -
  Facilities....................................................             760                      -
  Marketing and administrative..................................           6,876                      -
  Management fees...............................................             860                      -
  Depreciation and amortization.................................             508                      -
                                                                         -------                -------
     Total operating expenses...................................          16,473                      -
                                                                         -------                -------
Operating income................................................           3,756                      -
Interest expense, net of capitalized interest of $244 and
  $1,161, respectively..........................................          (2,706)                (1,254)
Interest income.................................................              91                    450
                                                                         -------                -------
Net income (loss)...............................................         $ 1,141                $  (804)
                                                                         =======                ========



                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)

                                                 Casino America of   Blackhawk         Total
                                                  Colorado, Inc.     Gold, Ltd.   Members' Equity
                                                 -----------------   ----------   ---------------
Balance, April 25, 1999.......................         $3,645       $4,142            $7,787
  Net Income..................................            650          491             1,141
                                                       ------       ------            ------
Balance, July 25, 1999........................         $4,295       $4,633            $8,928
                                                       ======       ======            ======





















                See notes to consolidated financial statements.

                        ISLE OF CAPRI BLACK HAWK L.L.C.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                                       Three Months Ended
                                                                                   July 25,             July 26,
                                                                                     1999                 1998
                                                                                   --------             --------
OPERATING ACTIVITIES:
Net income (loss)..........................................................         $ 1,141             $   (804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization............................................             508                    -
  Amortization of deferred financing costs.................................             171                  172
       Changes in current assets and liabilities:
       Accounts receivable.................................................             (21)                   -
       Interest receivable.................................................               -                  (88)
       Prepaid expenses and other assets...................................            (202)                  34
       Accounts payable and accrued expenses...............................           3,684                  620
                                                                                    -------             --------
Net cash provided by (used in) operating activities........................           5,281                  (66)

INVESTING ACTIVITIES:
Purchase of property and equipment.........................................          (1,897)             (11,689)
Decrease in restricted cash................................................           1,429               11,866
Deposits and other.........................................................               -                    -
                                                                                    -------             --------
Net cash provided by (used in) investing activities........................            (468)                 177

FINANCING ACTIVITIES:
Proceeds from borrowings...................................................               -                    -
Principal payments on debt.................................................            (181)                   -
                                                                                    -------             --------
Net cash used in financing activities......................................            (181)                   -

Net increase in cash and cash equivalents..................................           4,632                  111
Cash and cash equivalents at beginning of period...........................          10,917                  547
                                                                                    -------             --------
Cash and cash equivalents at end of period.................................         $15,549             $    658
                                                                                    =======             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
  Interest.................................................................              40                    -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Other:
  Construction costs funded through accounts payable.......................               -                1,182

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, for the three-month period ended July 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 25, 1999.

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

2. PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:


                                          Years
Slot machines.............................  3
Furniture, fixtures, and equipment........  5
Buildings and improvements................ 39.5

     Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of these assets. Isle-Black Hawk also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased the July 25, 1999 net income by $266,000. Excluding the changes in useful lives, net income would have been $874,000.

3. OTHER ASSETS

   DEFERRED FINANCING COSTS

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

  RESTRICTED CASH

     Restricted cash represents cash proceeds from the sale of the First Mortgage Notes held in trust by IBJ Whitehall Bank and Trust in New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997 in connection with the issuance of the First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account contained approximately $0.6 million at July 25, 1999.

4. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                                JULY 25,   APRIL 25,
                                                                                                  1999       1999
                                                                                                --------   ---------
                                                                                                   (IN THOUSANDS)
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due in monthly installments of $73,692, including interest, through October 2000; non-
 recourse to Isle of Capri Casinos, Inc......................................................    $ 1,341     $ 1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due August
 2004; non-recourse to Isle of Capri Casinos, Inc............................................     75,000      75,000
                                                                                                 -------     -------
                                                                                                  76,341      76,522
Less: current maturities.....................................................................        775         754
                                                                                                 -------     -------
Long-term debt...............................................................................    $75,566     $75,768
                                                                                                 =======     =======

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

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the quarter ended July 25, 1999 was $218,000.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                    Year                        Percentage
                    ----                        ----------
                    2001    ...................   106.5%
                    2002    ...................   103.2%
                    2003 and thereafter........   100.0%

     Beginning with the first operating year after Isle-Black Hawk begins gaming operations, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of Isle-Black Hawk's excess cash flow, as defined.

     Isle-Black Hawk obtained a letter of credit, as a requirement to obtain a
building permit from the City of Black Hawk (the "City").   The letter of
credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri Casinos, Inc. and the balance is secured by Isle of Capri Casinos, Inc.'s open line of credit with the bank.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At July 25, 1999, Isle-Black Hawk was in compliance with all debt covenants.

5. RELATED PARTY TRANSACTIONS

Management Agreement. On April 25, 1997, Isle-Black Hawk entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with Isle of Capri Casinos, Inc., which manages the casino in exchange for a fee. The management fee is equal to two percent of revenues as defined, plus ten percent of operating income, but not to exceed four percent of revenues. The management fee became effective upon commencement of casino operations.

Lease Agreement. On January 2, 1998, Casino America of Colorado, Inc. acquired approximately 0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property'). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and has utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002.
The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee.

6. SUBSEQUENT EVENTS

     Isle of Capri Black Hawk, LLC is currently constructing a hotel containing approximately 235 rooms at the Isle-Black Hawk for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million which is currently being negotiated, however the construction work has begun is currently ongoing. Isle of Capri is assisting Isle of Capri Black Hawk, LLC with the financing of the development of this hotel and plans to loan a total of $5.0 million with interest payable in cash, of which $3.3 million had been funded as of July 25, 1999, and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle of Capri Black Hawk, LLC operations to complete the hotel. Nevada Gold may participate in making a loan or contributing equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,089 slot machines, 14 table games, on-site covered parking for 1,100 vehicles and various other amenities. Isle-Black Hawk's results of operations for the fiscal year ended April 25, 1999 include four fiscal months of gaming operations.
There is a lack of comparable information between fiscal years 2000, 1999 and 1998 because Isle-Black Hawk was in the development stage during all of fiscal 1998 and did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs until it commenced operations on December 30, 1998, during the third quarter of fiscal 1999. The following discussion focuses on Isle-Black Hawk's three fiscal months of gaming operations during the first quarter of fiscal 2000.

     Isle of Capri Black Hawk Capital Corp. is a wholly owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

     Isle-Black Hawk believes that its historical results of operations may not be indicative of its future results of operations because it has only operated for seven months, and due to the substantial present and expected future increase in competition for gaming customers in its market, as new casinos open and existing casinos add to or enhance their facilities.

RESULTS OF OPERATIONS

Three Months Ended July 25, 1999

     Total revenue for the quarter ended July 25, 1999 was $20.2 million, which included $19.0 million of casino revenue and $1.2 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended July 25, 1999 totaled $2.8 million, or 14.6% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $3.8 million for the quarter ended July 25, 1999, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $0.9 million for the quarter ended July 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 72.9% for the quarter ended July 25, 1999.

     Facilities expenses totaled $0.8 million for the quarter ended July 25, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $6.9 million, or 34.0% of total revenue, for the quarter ended July 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent (including $0.9 million related to equipment leases), professional fees and property taxes.

     Depreciation and amortization expense was $0.5 million for the quarter ended July 25, 1999. These expenses relate to property and equipment.

     Interest expense was $2.6 million for the quarter ended July 25, 1999, net of capitalized interest of $0.2 million and interest income of $0.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $.8 million, net of capitalized interest of $1.2 million and interest income of $.5 million, for the quarter ended July 26, 1998.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the quarter ended July 25, 1999 was $218,000.

LIQUIDITY AND CAPITAL RESOURCES

     At July 25, 1999, Isle-Black Hawk had cash and cash equivalents of $15.5 million, compared to $10.9 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities. During the quarter ended July 25, 1999, Isle-Black Hawk's operating activities provided $5.3 million of cash.

     Isle-Black Hawk invested $1.9 million in property and equipment in the quarter ended July 25, 1999, primarily for the completion of the casino facility and the continued design and development of the hotel.

     Isle-Black Hawk anticipates that a significant portion of its principal near-term capital requirements will relate to the construction of a hotel containing approximately 235 rooms for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million which is currently being negotiated, however the construction work has begun and is currently ongoing. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash, of which $3.3 million had been funded as of July 25, 1999, and another $5.0 million with interest payable in kind (by issuance of additional notes). Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. have agreed to contribute up to $10.0 million in additional equity and/or loans to supplement cash funds generated from Isle-Black Hawk's operations to complete the hotel. The hotel is scheduled to be completed in late 2000.

     Isle-Black Hawk's development plans are subject to obtaining permits, licenses, and approvals from appropriate regulatory and other agencies. In addition these plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Isle-Black Hawk anticipates that additional capital improvements approximating $1.1 million will be made during the remainder of fiscal 2000 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations, as well as borrowings from Isle of Capri Casinos, Inc. and the contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc., will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing market. In addition, the indenture restricts, among other things, our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on our First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

YEAR 2000 COMPLIANCE

     Isle-Black Hawk has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. Most of Isle-Black Hawk's systems infrastructure is currently Year 2000 compliant. Isle-Black Hawk has received assurances that it believes are reasonable from vendors of material products used by Isle-Black Hawk, that their products are Year 2000 compliant. Isle-Black Hawk has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle-Black Hawk. Isle-Black Hawk expects to have all software modifications in place by the end of September 1999.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K.

         During the quarter ended July 25, 1999, the Company filed the following reports on Form 8-K:

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ISLE OF CAPRI BLACK HAWK L.L.C.


Dated:  September 8, 1999       /s/ Rexford A. Yeisley
                                -------------------------------------------
                                Rexford A. Yeisley, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

     10.8A First Amendment to Subdivision Agreement entered into between City of Black Hawk and Isle of Capri Black Hawk L.L.C.

     10.8B Second Amendment to Subdivision Agreement entered into between City of Black Hawk and Isle of Capri Black Hawk L.L.C.

     27                       Financial Data Schedule