Form 10-Q
period 1999-10-24
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 1999-12-07
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 24, 1999

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934
 For the transition period from ______________________ to ______________________

                        Commission File Number 333-38093
                                               ---------

    ISLE OF CAPRI BLACK HAWK, L.L.C. / ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                       84-1422931
           -------------------                               ----------------
     (State  or  other  jurisdiction                       (I.R.S.  Employer
     of  incorporation  or  organization)               Identification  Number)

711  Dr.  Martin  Luther  King  Jr.  Blvd.,  Biloxi,  Mississippi       39530
-----------------------------------------------------------------      --------
(Address  of  principal  executive  offices)                        (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (228)  436-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             --


                                    ISLE OF CAPRI BLACK HAWK, L.L.C.
                                               FORM 10-Q
                                                 INDEX


                                                                          PAGE

PART I   FINANCIAL INFORMATION
------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS, OCTOBER 24, 1999
         (UNAUDITED) AND APRIL 25, 1999 . . . . . . . . . . . . . . . . . .1

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE THREE AND SIX MONTHS ENDED OCTOBER 24, 1999
         AND OCTOBER 25, 1998 (UNAUDITED) . . . . . . . . . . . . . . . . .2

         CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
         FOR THE SIX MONTHS ENDED OCTOBER 24, 1999
         (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE SIX MONTHS ENDED OCTOBER 24, 1999 AND
         OCTOBER 25, 1998 (UNAUDITED) . . . . . . . . . . . . . . . . . . .4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
         STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .8


PART II  OTHER INFORMATION
-------

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . .11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13



                                   ISLE OF CAPRI BLACK HAWK, L.L.C.
                                     CONSOLIDATED BALANCE SHEETS
                                           (In thousands)


                          ASSETS                                            October 24,   April 25,
                          ------                                                1999         1999
                                                                           ------------  ----------
                                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $     14,933  $   10,917
  Accounts receivable
    Related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .            39           0
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           329         310
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . .           698         511
                                                                            ------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        15,999      11,738
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . .        84,160      80,377
Other assets:
  Deferred financing costs, net of accumulated amortization of $1,521 and
    $1,178, respectively . . . . . . . . . . . . . . . . . . . . . . . . .         3,328       3,671
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           595       2,017
  Prepaid deposits and other . . . . . . . . . . . . . . . . . . . . . . .           535         460
                                                                            ------------  ----------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    104,617  $   98,263
                                                                            ============  ==========

                  LIABILITIES AND MEMBERS' EQUITY
                  -------------------------------

Current liabilities:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .  $        797  $      754
  Accounts payable:
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,135       2,528
    Related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,128       5,289
  Accrued liabilities:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,144       1,707
    Construction payable . . . . . . . . . . . . . . . . . . . . . . . . .           253          24
    Payroll and related. . . . . . . . . . . . . . . . . . . . . . . . . .         2,528       1,434
    Property and other taxes . . . . . . . . . . . . . . . . . . . . . . .         2,666       1,360
    Progressive jackpots and slot club awards. . . . . . . . . . . . . . .         1,637       1,412
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,414         200
                                                                            ------------  ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .        18,702      14,708
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . .        75,359      75,768

Members' equity:
  Casino America of Colorado, Inc. . . . . . . . . . . . . . . . . . . . .         5,223       3,645
  Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . .         5,333       4,142
                                                                            ------------  ----------
      Total members' equity. . . . . . . . . . . . . . . . . . . . . . . .        10,556       7,787
                                                                            ------------  ----------

      Total liabilities and members' equity. . . . . . . . . . . . . . . .  $    104,617      98,263
                                                                            ============  ==========



                 See notes to consolidated financial statements.


                                   ISLE OF CAPRI BLACK HAWK, L.L.C.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                            (In thousands)


                                           Three Months Ended                  Six Months Ended
                                     October 24,         October 25,      October 24,    October 25,
                                        1999                 1998             1999          1998
                                 -------------------  ------------------  ------------  -------------
Revenue
  Casino. . . . . . . . . . . . .$            20,651  $               -   $     39,685  $          -
  Food, beverage and other. . . .              1,169                  -          2,364             -
                                 -------------------  ------------------  ------------  -------------
    Total Revenue . . . . . . . .             21,820                  0         42,049             0
Operating Expenses
  Casino. . . . . . . . . . . . .              2,837                  0          5,624             0
  Gaming taxes. . . . . . . . . .              3,992                  0          7,803             0
  Food and beverage . . . . . . .                808                  0          1,679             0
  Facilities. . . . . . . . . . .                762                  0          1,522             0
  Marketing and administrative. .              7,730                  0         14,606             0
  Management fees . . . . . . . .                855                  0          1,715             0
  Depreciation and amortization .                482                  0            990             0
                                 -------------------  ------------------  ------------  -------------
    Total operating expenses. . .             17,466                  0         33,939             0
                                 -------------------  ------------------  ------------  -------------
  Operating income. . . . . . . .              4,354                  0          8,110             0
  Interest expense. . . . . . . .             (2,853)              (559)        (5,559)       (1,813)
  Interest income . . . . . . . .                127                 89            218           539
                                 -------------------  ------------------  ------------  -------------
  Net income (loss) . . . . . . .$             1,628  $            (470)  $      2,769  $     (1,274)
                                 ===================  ==================  ============  =============



                 See notes to consolidated financial statements.


                             ISLE OF CAPRI BLACK HAWK, L.L.C.
                        CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                     (In thousands)


                                            Casino America of    Blackhawk        Total
                                              Colorado, Inc.    Gold, Ltd.   Members' Equity
                                            ------------------  -----------  ----------------
Balance, April 25, 1999. . . . . . . . . .  $            3,645  $     4,142  $          7,787
  Net Income . . . . . . . . . . . . . . .               1,578        1,191             2,769
                                            ------------------  -----------  ----------------
Balance, October 24, 1999 (Unaudited). . .  $            5,223  $     5,333  $         10,556
                                            ==================  ===========  ================



                 See notes to consolidated financial statements.


                                ISLE OF CAPRI BLACK HAWK, L.L.C.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                        (In thousands)


                                                                      Six Months Ended
                                                                October 24,       October 25,
                                                                    1999             1998
                                                             ------------------  -------------
Operating Activities:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $           2,769   $     (1,274)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .                990              -
  Amortization of deferred financing costs. . . . . . . . .                343            357
  Changes in current assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . .                (58)             -
    Interest receivable . . . . . . . . . . . . . . . . . .                  -            561
    Prepaid expenses and other assets . . . . . . . . . . .               (170)           (53)
    Accounts payable and accrued expenses . . . . . . . . .              3,698          2,311
                                                             ------------------  -------------
Net cash provided by operating activities . . . . . . . .                7,572          1,902

Investing activities:
Purchase of property and equipment. . . . . . . . . . . .               (4,520)       (31,076)
Decrease in restricted cash . . . . . . . . . . . . . . .                1,422         27,249
Deposits and other. . . . . . . . . . . . . . . . . . . .                  (92)             -
                                                             ------------------  -------------
Net cash used in investing activities . . . . . . . . . .               (3,190)        (3,827)

Financing activities:
Proceeds from borrowings. . . . . . . . . . . . . . . . .                    -          1,486
Deferred financing costs. . . . . . . . . . . . . . . . .                    -            (55)
Principal payments on debt. . . . . . . . . . . . . . . .                 (366)             -
                                                             ------------------  -------------
Net cash provided by (used in) financing activities . . .                 (366)         1,431

Net increase in cash and cash equivalents . . . . . . . .                4,016           (494)
Cash and cash equivalents at beginning of period. . . . .               10,917            547
                                                             ------------------  -------------
Cash and cash equivalents at end of period. . . . . . . .    $          14,933   $         53
                                                             ==================  =============

Supplemental disclosure of cash flow information:
Cash payments for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .                4,950          4,875

Supplemental schedule of noncash investing and financing
  activities:
Other:
  Construction costs funded through accounts payable. . .                  253          1,110
  Discount on Notes Payable . . . . . . . . . . . . . . .                    -             95



See notes to consolidated financial statements.


                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary  of  Significant  Accounting  Policies

     Basis of Presentation

     On April 25, 1997 ("Date of Inception"), Isle of Capri Black Hawk, L.L.C. ("Isle-Black Hawk"), a Colorado limited liability company, was formed. Isle-Black Hawk is owned by Casino America of Colorado, Inc., a wholly-owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. The principal purpose of Isle-Black Hawk has been to develop and operate a casino in Black Hawk, Colorado, which opened December 30, 1998. Prior to December 30, 1998, Isle-Black Hawk was a Development Stage Company and had not commenced gaming operations.

     On August 20, 1997, Isle-Black Hawk and Isle of Capri Black Hawk Capital Corp., a wholly-owned subsidiary of Isle-Black Hawk that has no operations, issued $75,000,000 of 13% First Mortgage Notes (the "First Mortgage Notes") due 2004 with Contingent Interest in order to finance the construction and development of Isle-Black Hawk.

     The rights and obligations of Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. are governed in part by the Amended and Restated Operating Agreement of Isle-Black Hawk (the "Agreement") dated as of July 29, 1997. The Agreement provides that Isle-Black Hawk will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado, Inc. contributed cash, land purchase rights and development costs to Isle-Black Hawk and Blackhawk Gold, Ltd. contributed land to Isle-Black Hawk.



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

     Isle-Black Hawk is currently constructing a hotel containing approximately 235 rooms for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million that was signed in October 1999. Construction work on the hotel began in July 1999 and is scheduled to be completed in late summer 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan a total of $5.0 million with interest payable in cash, of which $3.3 million had been funded as of October 24, 1999, and another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to a combined $10.0 million in additional equity to supplement funds generated from Isle-Black
Hawk operations to complete the hotel.   Nevada Gold & Casinos, Inc. may
participate in making a loan or contributing equity.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, for the six and three month period ended October 24, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 25, 1999.

     The consolidated financial statements of Isle-Black Hawk include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiary, Isle of Capri Black Hawk Capital Corp. All material intercompany balances and transactions have been eliminated in consolidation.

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

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Property  and  Equipment

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:





                                    Years
                                    -----
Slot Machines                           3
Furniture, fixtures, and equipment   5-10
Buildings and improvements           39.5

     Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle-Black Hawk also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased net income for the three and six months ended October 24, 1999, by $215,000 and $481,000, respectively. Excluding the changes in useful lives, net income for the three and six months ended October 24, 1999, would have been $1,414,000 and $2,288,000, respectively.

3.   Other  Assets

     Deferred Financing Costs

       The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

     Restricted Cash

       Restricted cash represents cash proceeds from the sale of the First Mortgage Notes held in trust by The Bank of New York, as trustee. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997, in connection with the issuance of the First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement and Completion Reserve accounts contained approximately $0.6 million at October 24, 1999.

4.     Long-term  debt

Long-term  debt  consists  of  the  following:

                                                                                 October 24,   April 25,
                                                                                     1999         1999
                                                                                 ------------  ----------
                                                                                     (In thousands)
     11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due August 2004;
       non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . . . . . .    1,156       1,522
     13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
       August 2004; non-recourse to Isle of Capri Casinos, Inc.. . . . . . . . . . .   75,000      75,000
                                                                                 ------------  ----------
                                                                                       76,156      76,522
     Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      797         754
                                                                                 ------------  ----------
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $75,359  $   75,768
                                                                                 ============  ==========

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Isle of Capri Casinos, Inc. previously supplied a completion capital commitment to Isle-Black Hawk, which lapsed in accordance with its terms.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the three and six months ended October 24, 1999, were $248,000 and $466,000, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                    Year                  Percentage
                    ----                  ----------
                    2001. . . . . . . . . .  106.500%
                    2002. . . . . . . . . .  103.200%
                    2003 and thereafter . .  100.000%

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Beginning with the first operating year after Isle-Black Hawk begins gaming operations, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of Isle-Black Hawk's excess cash flow, as defined.

     Isle-Black Hawk obtained a letter of credit, as a requirement to obtain a
building permit from the City of Black Hawk (the "City").   The letter of
credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri Casinos, Inc., and the balance is secured by Isle of Capri Casinos, Inc.'s open line of credit with the bank.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At October 24, 1999, Isle-Black Hawk was in compliance with all debt covenants.

5.   Related Party Transactions

     Management Agreement

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

     Lease Agreement

       On January 2, 1998, Casino America of Colorado, Inc. acquired approximately 0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and has utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease is through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, Isle-Black Hawk's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Black Hawk market, the effects of regulatory and legislative matters, Isle-Black Hawk's plans to make capital investments at its facility, including, without limitation, the development of its hotel facility, is forward-looking statements. Although Isle-Black Hawk believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to Isle-Black Hawk's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals.

General

     Isle-Black Hawk was organized on April 25, 1997, and from that time until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with approximately 1,100 slot machines, 14 table games, on-site covered parking for 1,100 vehicles and various other amenities. Isle-Black Hawk's results of operations for the fiscal year ended April 25, 1999 include four fiscal months of gaming operations. There is a lack of comparable information between fiscal years 2000, 1999 and 1998 because Isle-Black Hawk was in the development stage during all of fiscal 1998 and did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs until it commenced operations on December 30, 1998, during the third quarter of fiscal 1999. The following discussion focuses on Isle-Black Hawk's three fiscal months of gaming operations during the second quarter of fiscal 2000 and the six fiscal months during the fiscal 2000 year to date.

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

Results of Operations

Three Fiscal Months Ended October 24, 1999

     Total revenue for the quarter ended October 24, 1999, was $21.8 million, which included $20.7 million of casino revenue and $1.2 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended October 24, 1999, totaled $2.8 million, or 13.7% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $4.0 million for the quarter ended October 24, 1999, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $0.8 million for the quarter ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 69.1% for the quarter ended October 24, 1999.

     Facilities expenses totaled $0.8 million for the quarter ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $7.7 million, or 35.4% of total revenue, for the quarter ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent (including $0.9 million related to equipment leases), professional fees and property taxes.

     Depreciation and amortization expense was $0.5 million for the quarter ended October 24, 1999. These expenses relate to property and equipment.

     Interest expense was $2.7 million for the quarter ended October 24, 1999, net of capitalized interest of $0.1 million and interest income of $0.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $0.4 million, net of capitalized interest of $2.1 million and interest income of $0.1 million, for the quarter ended October 25, 1998.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. The amount of contingent interest expense recorded for the quarter ended October 24, 1999 was $248,000. These amounts were both fully accrued as of October 24, 1999.

Six Fiscal Months Ended October 24, 1999

     Total revenue for the six fiscal months ended October 24, 1999, was $42.0 million, which included $39.7 million of casino revenue and $2.4 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the six fiscal months ended October 24, 1999, totaled $5.6 million, or 14.2% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $7.8 million for the six fiscal months ended October 24, 1999, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $1.7 million for the six fiscal months ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 71.0% for the six fiscal months ended October 24, 1999.

     Facilities expenses totaled $1.5 million for the six fiscal months ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $14.6 million, or 34.7% of total revenue, for the six fiscal months ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent (including $1.8 million related to equipment leases), professional fees and property taxes.

     Depreciation and amortization expense was $1.0 million for the six fiscal months ended October 24, 1999. These expenses relate to property and equipment.

     Interest expense was $5.4 million for the six fiscal months ended October 24, 1999, net of capitalized interest of $0.4 million and interest income of $0.2 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $1.8 million, net of capitalized interest of $3.2 million and interest income of $0.5 million, for the six fiscal months ended October 25, 1998.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. The amount of contingent interest expense recorded for the six months ended October 24, 1999 was $466,000. These amounts were both fully accrued as of October 24, 1999.

Liquidity and Capital Resources

     At October 24, 1999, Isle-Black Hawk had cash and cash equivalents of $14.9 million, compared to $10.9 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities. During the six fiscal months ended October 24, 1999, Isle-Black Hawk's operating activities provided $7.6 million of cash.

     Isle-Black Hawk invested $4.5 million in property and equipment in the six fiscal months ended October 24, 1999, primarily for the completion of the casino facility and the continued design and development of the hotel.

     Isle-Black Hawk anticipates that a significant portion of its principal near-term capital requirements will relate to the construction of a hotel containing approximately 235 rooms for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million that was signed in October 1999. Construction work on the hotel began in July 1999 and is scheduled to be completed in late summer 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash, of which $3.3 million had been funded as of October 24, 1999, and another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to a combined $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel. Nevada Gold & Casinos, Inc. may participate in making a loan or contributing equity.

     Isle-Black Hawk's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies. In addition these plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Isle-Black Hawk anticipates that additional capital improvements approximating $0.9 million will be made during the remainder of fiscal 2000 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations, as well as borrowings from Isle of Capri Casinos, Inc. and the contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc., will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow it to remain competitive in its existing market. In addition, the indenture restricts, among other things, Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

Year 2000 Compliance

     Isle-Black Hawk has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. All of Isle-Black Hawk's significant systems infrastructure is currently Year 2000 compliant. Isle-Black Hawk has received assurances that it believes are reasonable from vendors of material products used by Isle-Black Hawk, that their products are Year 2000 compliant. Isle-Black Hawk has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle-Black Hawk. Isle-Black Hawk has completed all necessary software modifications.

     Isle-Black Hawk and its results of operations and financial condition could be adversely affected by a failure of one or more of the third parties with which it does business to satisfactorily address and resolve any Year 2000 issues. In addition, Year 2000 difficulties experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect Isle-Black Hawk. However, Isle-Black Hawk believes that the impact of such problems on Isle-Black Hawk would be the same as on other businesses in the same area or areas. Isle-Black Hawk believes these risks range from slight financial malfunctions to, in a worst case scenario, an extensive and costly inability to communicate with customers and suppliers. Isle-Black Hawk has completed its program, which it believes to be effective to resolve all of the Company's significant Year 2000 issues.

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

             (b)     Reports  on  Form  8-K.
                     ----------------------

                     During the quarter ended October 24, 1999, the Company Filed the following reports on Form 8-K:

                     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ISLE  OF  CAPRI  BLACK  HAWK, L.L.C.


Dated:  December  7,  1999      /s/  Rexford  A.  Yeisley
                               --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)

                              INDEX TO EXHIBITS




EXHIBIT NUMBER          DESCRIPTION
--------------          -----------


     10.12           Design/Build Agreement between Haselden Construction, Inc.
                     and Isle of Capri Black Hawk, L.L.C.

     27              Financial Data Schedule