Form 10-Q
period 2000-01-23
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2000-03-07
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 23, 2000

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934
 For the transition period from ______________________ to ______________________

                        Commission File Number 333-38093
                                               ---------

    ISLE OF CAPRI BLACK HAWK, L.L.C. / ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                       84-1422931
           -------------------                               ----------------
     (State  or  other  jurisdiction                       (I.R.S.  Employer
     of  incorporation  or  organization)               Identification  Number)

1641 Popps Ferry Road, Biloxi, Mississippi                              39532
------------------------------------------                             --------
(Address  of  principal  executive  offices)                        (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (228)  396-7000

        711 Dr. Martin Luther King Jr. Blvd., Biloxi, Mississippi, 39530
        ----------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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


                                                                          PAGE

PART I   FINANCIAL INFORMATION
------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS, JANUARY 23, 2000
         (UNAUDITED) AND APRIL 25, 1999 . . . . . . . . . . . . . . . . . .1

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE THREE AND NINE MONTHS ENDED JANUARY 23, 2000
         AND JANUARY 24, 1999(UNAUDITED). . . . . . . . . . . . . . . . . .2

         CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
         FOR THE NINE MONTHS ENDED JANUARY 23, 2000
         (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE NINE MONTHS ENDED JANUARY 23, 2000 AND
         JANUARY 24, 1999 (UNAUDITED) . . . . . . . . . . . . . . . . . . .4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
         STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .9

PART II  OTHER INFORMATION
-------

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . .12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


                                      ISLE OF CAPRI BLACK HAWK, L.L.C.
                                        CONSOLIDATED BALANCE SHEETS
                                              (In thousands)


                                                                                   January 23,   April 25,
                                 ASSETS                                               2000         1999
                                 ------                                           ------------  ----------
                                                                                  (Unaudited)
Current assets:
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $     13,510  $   10,917
        Accounts receivable:
                Related parties. . . . . . . . . . . . . . . . . . . . . . . . .             7           -
                Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           153         310
        Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . .           616         511
                                                                                  ------------  ----------
                        Total current assets . . . . . . . . . . . . . . . . . .        14,286      11,738
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . . .        91,461      80,377
Other assets:
        Deferred financing costs, net of accumulated amortization of $1,693 and
                $1,178, respectively . . . . . . . . . . . . . . . . . . . . . .         3,156       3,671
        Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       2,017
        Prepaid deposits and other . . . . . . . . . . . . . . . . . . . . . . .           565         460
                                                                                  ------------  ----------
                        Total assets . . . . . . . . . . . . . . . . . . . . . .  $    109,468  $   98,263
                                                                                  ============  ==========

                       LIABILITIES AND MEMBERS' EQUITY
                       -------------------------------

Current liabilities:
        Current maturities of long-term debt . . . . . . . . . . . . . . . . . .  $        964  $      754
        Accounts payable:
                Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,474       2,528
                Related parties. . . . . . . . . . . . . . . . . . . . . . . . .         4,586       5,289
        Accrued liabilities:
                Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,885       1,707
                Construction payable . . . . . . . . . . . . . . . . . . . . . .           694          24
                Payroll and related. . . . . . . . . . . . . . . . . . . . . . .         3,380       1,434
                Property and other taxes . . . . . . . . . . . . . . . . . . . .         2,517       1,360
                Progressive jackpots and slot club awards. . . . . . . . . . . .         1,843       1,412
                Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,121         200
                                                                                  ------------  ----------
                        Total current liabilities. . . . . . . . . . . . . . . .        21,464      14,708
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . .        75,000      75,768

Members' equity:
        Casino America of Colorado, Inc. . . . . . . . . . . . . . . . . . . . .         6,618       3,645
        Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,386       4,142
                                                                                  ------------  ----------
                        Total members' equity. . . . . . . . . . . . . . . . . .        13,004       7,787
                                                                                  ------------  ----------

                        Total liabilities and members' equity. . . . . . . . . .  $    109,468  $   98,263
                                                                                  ============  ==========

                 See notes to consolidated financial statements.


                                          ISLE OF CAPRI BLACK HAWK, L.L.C.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                                  (In thousands)


                                                      Three Months Ended                   Nine Months Ended
                                                January 23,          January 24,       January 23,    January 24,
                                                   2000                 1999              2000           1999
                                           --------------------  -------------------  -------------  -------------
Revenue:
        Casino. . . . . . . . . . . . . .  $            22,961   $            4,436   $     62,646   $      4,436
        Food, beverage and other. . . . .                1,043                  231          3,407            231
                                           --------------------  -------------------  -------------  -------------
                Total Revenue . . . . . .               24,004                4,667         66,053          4,667
Operating Expenses:
        Casino. . . . . . . . . . . . . .                3,238                  568          8,862            568
        Gaming taxes. . . . . . . . . . .                4,615                  952         12,418            952
        Food and beverage . . . . . . . .                  773                  243          2,452            243
        Facilities. . . . . . . . . . . .                  869                  237          2,391            237
        Marketing and administrative. . .                7,869                1,830         22,475          1,830
        Pre-opening . . . . . . . . . . .                    -                3,320              -          3,320
        Management fees . . . . . . . . .                  939                  165          2,654            165
        Depreciation and amortization . .                  567                  234          1,557            234
                                           --------------------  -------------------  -------------  -------------
                Total operating expenses.               18,870                7,549         52,809          7,549
                                           --------------------  -------------------  -------------  -------------
        Operating income (loss) . . . . .                5,134               (2,882)        13,244         (2,882)
        Interest expense. . . . . . . . .               (2,791)              (1,224)        (8,350)        (3,037)
        Interest income . . . . . . . . .                  105                  223            323            762
                                           --------------------  -------------------  -------------  -------------
        Net income (loss) . . . . . . . .  $             2,448   $           (3,883)  $      5,217   $     (5,157)
                                           ====================  ===================  =============  =============

                 See notes to consolidated financial statements.


                             ISLE OF CAPRI BLACK HAWK, L.L.C.
                        CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                     (In thousands)


                                       Casino America of    Blackhawk        Total
                                         Colorado, Inc.     Gold, Ltd.   Members' Equity
                                       ------------------  -----------  ----------------

Balance, April 25, 1999 . . . . . . .  $            3,645  $     4,142  $          7,787
        Net Income. . . . . . . . . .               2,973        2,244             5,217
                                       ------------------  -----------  ----------------
Balance, January 23, 2000 (Unaudited)  $            6,618  $     6,386  $         13,004
                                       ==================  ===========  ================

                 See notes to consolidated financial statements.


                                ISLE OF CAPRI BLACK HAWK, L.L.C.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (In thousands)


                                                                     Nine Months Ended
                                                                 January 23,       January 24,
                                                                     2000             1999
                                                             -------------------  -------------

Operating Activities:
Net income.(loss) . . . . . . . . . . . . . . . . . . . . .  $            5,217   $     (5,157)
Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization . . . . . . . . . . .               1,557            234
        Amortization of deferred financing costs. . . . . .                 515            522
        Changes in current assets and liabilities:
                Accounts receivable . . . . . . . . . . . .                 150         (2,165)
                Prepaid expenses and other assets . . . . .                 (88)          (642)
                Accounts payable and accrued expenses . . .               5,852         10,489
                                                             -------------------  -------------
Net cash provided by operating activities . . . . . . . . .              13,203          3,281

Investing Activities:
Purchase of property and equipment. . . . . . . . . . . . .             (11,947)       (39,048)
Decrease in restricted cash . . . . . . . . . . . . . . . .               2,017         39,510
Deposits and other. . . . . . . . . . . . . . . . . . . . .                (122)             -
                                                             -------------------  -------------
Net cash provided by (used in) investing activities . . . .             (10,052)           462

Financing Activities:
Proceeds from borrowings. . . . . . . . . . . . . . . . . .                   -          1,486
Deferred financing costs. . . . . . . . . . . . . . . . . .                   -              7
Principal payments on debt. . . . . . . . . . . . . . . . .                (558)             -
                                                             -------------------  -------------
Net cash provided by (used in) financing activities . . . .                (558)         1,493

Net increase in cash and cash equivalents . . . . . . . . .               2,593          5,236
Cash and cash equivalents at beginning of period. . . . . .              10,917            547
                                                             -------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . .  $           13,510   $      5,783
                                                             ===================  =============

Supplemental disclosure of cash flow information:
Cash payments for:
        Interest. . . . . . . . . . . . . . . . . . . . . .  $            4,996   $      5,607

Supplemental schedule of noncash investing and financing
        activities:
Other:
        Construction costs funded through accounts payable.                 694             43
        Discount on notes payable . . . . . . . . . . . . .                   -             95




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

     Isle-Black Hawk is currently constructing a hotel containing approximately 237 rooms for approximately $29.0 million. Construction work on the hotel began in July 1999 and is scheduled to be completed in late summer 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan a total of $5.0 million with interest payable in cash, of which $3.3 million had been funded as of January 23, 2000, and another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk
operations to complete the hotel.   Nevada Gold & Casinos, Inc. may participate
in making a loan or contributing equity.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 23, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 25, 1999.

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

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.     Property  and  Equipment

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:




                                    Years
                                    -----
Slot Machines. . . . . . . . . . .    3
Furniture, fixtures and equipment    5-10
Buildings and improvements . . . .   39.5


     Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle-Black Hawk also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased net income for the three and nine months ended January 23, 2000, by $93,000 and $360,000, respectively. Excluding the changes in useful lives, net income for the three and nine months ended January 23, 2000, would have been $2,356,000 and $4,858,000, respectively.

3.     Other  Assets

     Deferred Financing Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

     Restricted Cash

     Restricted cash represents cash proceeds from the sale of the First Mortgage Notes held in trust by The Bank of New York, as trustee. These funds were held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997, in connection with the issuance of the First Mortgage Notes (the "Indenture"). As of January 23, 2000 these accounts have been closed.

4.     Long-term  debt

Long-term  debt  consists  of  the  following:




                                                                                 January 23,   April 25,
                                                                                     2000        1999
                                                                                 ------------  ----------
                                                                                      (In thousands)
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due August 2004;
    non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . . . . .  $        964  $    1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
    August 2004; non-recourse to Isle of Capri Casinos, Inc.. . . . . . . . . .        75,000      75,000
                                                                                 ------------  ----------
                                                                                       75,964      76,522
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           964         754
                                                                                 ------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     75,000  $   75,768
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

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the three and nine months ended January 23, 2000, was $290,000 and $756,000, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                      Year                  Percentage
                      ----                  ----------
                      2001.. . . . . . . .   106.500%
                      2002.. . . . . . . .   103.200%
                      2003 and thereafter.   100.000%

     Beginning December 1999, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of Isle-Black Hawk's excess cash flow, as defined.

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

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At January 23, 2000, Isle-Black Hawk was in compliance with all debt covenants.

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

     Lease Agreement

       On January 2, 1998, Casino America of Colorado, Inc. acquired approximately 0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and has utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million representing the purchase price of $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee.

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Loans

          Isle-Black Hawk is currently constructing a hotel containing approximately 237 rooms for approximately $29.0 million. Construction work on the hotel began in July 1999 and is scheduled to be completed in late summer 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan a total of $5.0 million with interest payable in cash, of which $3.3 million had been funded as of January 23, 2000, and another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operating to complete the hotel. Nevada Gold & Casinos, Inc. may participate in making a loan or contributing equity.

6.     Preopening Expenses

          Preopening expenses of $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Black Hawk on December 30, 1998.

7.     Subsequent Event

          In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million, as required by its First Mortgage Notes. This amount was fully accrued as of the third quarter ended January 23, 2000.

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

General

     Isle-Black Hawk was organized on April 25, 1997, and from that time until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with approximately 1,100 slot machines, 14 table games, on-site covered parking for 1,100 vehicles and various other amenities. Isle-Black Hawk's results of operations for the fiscal year ended April 25, 1999 include four fiscal months of gaming operations. There is a lack of comparable information between fiscal years 2000, 1999 and 1998 because Isle-Black Hawk was in the development stage during all of fiscal 1998 and did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs until it commenced operations on December 30, 1998, during the third quarter of fiscal 1999. The following discussion focuses on Isle-Black Hawk's three fiscal months of gaming operations during the third quarter of fiscal 2000 and the nine fiscal months during the fiscal 2000 year to date, with no comparisons to the prior year results of operations as the prior year had only one month of gaming operations as of January 24, 1999.

     Isle of Capri Black Hawk Capital Corp. is a wholly-owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

     Isle-Black Hawk believes that its historical results of operations may not be indicative of its future results of operations because it has only operated for thirteen months, and due to the substantial present and expected future increase in competition for gaming customers in its market, as new casinos open and existing casinos add to or enhance their facilities.


Results of Operations

Three Fiscal Months Ended January 23, 2000

     Total revenue for the quarter ended January 23, 2000, was $24.0 million, which included $23.0 million of casino revenue and $1.0 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended January 23, 2000, totaled $3.2 million, or 14.1% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $4.6 million for the quarter ended January 23, 2000, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $0.8 million for the quarter ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 74.1% for the quarter ended January 23, 2000.

     Facilities expenses totaled $0.9 million for the quarter ended January 23, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $7.9 million, or 32.8% of total revenue, for the quarter ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent (including $0.8 million related to equipment leases), professional fees and property taxes.

     Depreciation and amortization expense was $0.6 million for the quarter ended January 23, 2000. These expenses relate to property and equipment.

     Interest expense was $2.7 million for the quarter ended January 23, 2000, net of capitalized interest of $0.3 million and interest income of $0.1 million. This includes intercompany interest expense of $0.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $1.0 million, net of capitalized interest of $1.6 million and interest income of $0.2 million, for the quarter ended January 24, 1999.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. The amount of contingent interest expense recorded for the quarter ended January 23, 2000 was $290,000. These amounts were both fully accrued as of January 23, 2000.

Nine Fiscal Months Ended January 23, 2000

     Total revenue for the nine fiscal months ended January 23, 2000, was $66.1 million, which included $62.6 million of casino revenue and $3.4 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the nine fiscal months ended January 23, 2000, totaled $8.9 million, or 14.1% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $12.4 million for the nine fiscal months ended January 23, 2000, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $2.5 million for the nine fiscal months ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 72.0% for the nine fiscal months ended January 23, 2000.

     Facilities expenses totaled $2.4 million for the nine fiscal months ended January 23, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $22.5 million, or 34.0% of total revenue, for the nine fiscal months ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent (including $2.7 million related to equipment leases), professional fees and property taxes.

     Depreciation and amortization expense was $1.6 million for the nine fiscal months ended January 23, 2000. These expenses relate to property and equipment.

     Interest expense was $8.0 million for the nine fiscal months ended January 23, 2000, net of capitalized interest of $0.6 million and interest income of $0.3 million. This includes intercompany interest expense of $0.3 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements. This compares to interest expense of $2.3 million, net of capitalized interest of $4.8 million and interest income of $0.8 million, for the nine fiscal months ended January 24, 1999.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. The amount of contingent interest expense recorded for the nine months ended January 23, 2000 was $756,000. These amounts were both fully accrued as of January 23, 2000.

Liquidity and Capital Resources

     At January 23, 2000, Isle-Black Hawk had cash and cash equivalents of $13.5 million, compared to $10.9 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities. During the nine fiscal months ended January 23, 2000, Isle-Black Hawk's operating activities provided $13.2 million of cash.

     Isle-Black Hawk invested $11.9 million in property and equipment in the nine fiscal months ended January 23, 2000, primarily for the completion of the casino facility and the continued design and development of the hotel.

     Isle-Black Hawk anticipates that a significant portion of its principal near-term capital requirements will relate to the construction of a hotel containing approximately 237 rooms for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million that was signed in October 1999. Construction work on the hotel began in July 1999 and is scheduled to be completed in late summer 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash, of which $3.3 million had been funded as of January 23, 2000, and another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel. Nevada Gold & Casinos, Inc. may participate in making a loan or contributing equity.

     Isle-Black Hawk anticipates that additional capital improvements approximating $0.6 million will be made during the remainder of fiscal 2000 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations, as well as borrowings from Isle of Capri Casinos, Inc. and the contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc., will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow it to remain competitive in its existing market. The indenture restricts, among other things, Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

             None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

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

             (b)   Reports  on  Form  8-K.
                   ----------------------

                   During the quarter ended January 23, 2000, the Company filed the following reports on Form 8-K:

                   None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ISLE  OF  CAPRI  BLACK  HAWK,  L.L.C.


Dated:  March  7,  2000                    /s/  Rexford  A.  Yeisley
                                           --------------------------
                                  Rexford A. Yeisley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                             INDEX TO EXHIBITS




EXHIBIT NUMBER          DESCRIPTION
--------------          -----------


     27                 Financial Data Schedule