Form 10-K405
period 2000-04-30
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2000-07-25
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                       OR

[]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]




                                                                  PAGE
                                                                  ----


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
------

  ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . .     1

  ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . .     7

  ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .     7

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .     7


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
-------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER'S MATTERS. . . . . . . . . . . . .     7

  ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .     7

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS . . . . . .     8

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK. . . . . . . . . . . . . . .    11

  ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . .    12

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .    26


PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
--------

  ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT. .    26

  ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    28

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT. . . . . . . . . . . . . . . . . .    30

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .    31


PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32
--------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K . . . . . . . . . . . . . . . . .    32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

                                     PART I
                                     ------

ITEM  1.     BUSINESS.

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

     We were organized in Colorado in April 1997, along with Isle of Capri Black Hawk Capital Corp., our wholly-owned subsidiary that has no operations, as a vehicle to raise capital for the construction and development of the casino. In August 1997, we issued $75 million principal amount of First Mortgage Notes due 2004 with Contingent Interest. The proceeds were used to finance the development of the casino. The casino is situated immediately adjacent to the southeast corner of Mill and Main streets in Black Hawk, Colorado. The casino is a 43,000 square-foot facility featuring 1,145 slot machines and 12 table games.

     The casino has a four-level, on-site parking garage, with approximately 1,100 covered parking spaces, directly accessible by elevator to the casino. The casino offers customers a wide variety of non-gaming amenities, including a 52-seat Farraddays' (TM) restaurant, a 254-seat Calypso's (R) buffet, a 36-seat Tradewinds (R) deli, a Banana Cabana souvenir gift shop and a 4,000 square-foot event center that can be used for meetings and entertainment.

     There are less than 200 hotel rooms in the Black Hawk/Central City market. We commenced construction of an on-site 237-room hotel in July 1999 and expect it to be completed by August 2000. The hotel is being funded through operating cash flows and loans from Isle of Capri Casinos, Inc.

COMPETITION

     We believe that the primary competitive factors in the Black Hawk market (comprised of the cities of Black Hawk and Central City) are location, availability and convenience of parking, number of slot machines and table games, types and pricing of amenities, name recognition, customer service and overall atmosphere. Although we believe that the Black Hawk market is primarily characterized by numerous small, privately held gaming facilities, we consider our main competition to be the larger gaming facilities located in Black Hawk and Central City, and particularly those with considerable on-site parking and established brand names and reputations in the local market. The largest casinos in the Black Hawk market in terms of number of gaming positions are Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers Black Hawk, Canyon Casino (formerly operated by Harrah's), Fitzgeralds Black Hawk, Gilpin Hotel Casino, the Lodge Casino, Mardi Gras Casino and Riviera Casino. Each of these casinos offers on-site parking.

     We believe that our primary competition will be from casinos located in immediate proximity to our casino. Colorado Central Station, a well-established casino, is located across the intersection of Mill Street and Main Street. Colorado Central Station has approximately 700 slot machines, approximately 20 table games, amenities such as a food court and a bar and among the most parking spaces of any gaming facility in the city of Black Hawk with approximately 690 valet parking spaces. In June 1998, the Lodge opened a facility which has approximately 800 slot machines, 22 table games, underground parking accommodating approximately 500 vehicles, and 50 hotel rooms. This facility is located approximately 0.3 miles from our casino. In February 2000, Riviera Casino opened across the street from the Isle-Black Hawk. Riviera has over 1,000 slot machines and 12 table games. In March 2000, Mardi Gras Casino opened and features over 600 slot machines and 690 valet and self parking spaces.
Plans for two new casinos have been announced and construction on one such facility has commenced.

     The casinos in Cripple Creek (located a driving distance of 110 miles to the south of the Black Hawk market and 45 miles west of Colorado Springs), and the Native American casinos located in the southwestern corner of the state, constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek also provides limited competition to the Black Hawk market. Isle-Black Hawk also competes with other forms of gaming including lottery gaming and horse and dog racing, among others, and competes for entertainment dollars generally with other forms of entertainment. The information contained in this discussion of competition was derived from publicly available data, except where stated otherwise. While we regard these sources as reasonably reliable, no assurances can be made regarding the accuracy of such information.

RECENT  DEVELOPMENTS

     A division of the Black Hawk Improvement District issued $2.9 million of municipal bonds to pay for approximately $2.4 million of municipal improvements which we, along with Riviera Casino, agreed to make for the City of Black Hawk as part of our development plan. As of the end of December 1999, $0.7 million of these bonds were redeemed. Funds to repay these bonds over a ten-year period will be obtained by the District through a special assessment to be levied equally against our property and the property owned by Riviera. As of April 30, 2000 and July 14, 2000, we have drawn $1.3 million against these funds. As of April 30, 2000 and July 14, 2000, Riviera Casino has drawn $0.1 million and $0.3 million, respectively, against these funds.

     In July 1999, we began construction of a hotel which will contain 237 rooms above our parking garage. The budget for the hotel is approximately $29.0 million and we estimate that construction will be completed in August 2000. The construction of the hotel will be funded through operating cash flows and loans from Isle of Capri Casinos, Inc.

EMPLOYEES

     As of April 30, 2000, we employed approximately 650 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

REGULATORY  MATTERS

     The State of Colorado created the Division of Gaming (the ''Division'') within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the ''Colorado Commission''), has been granted broad power to ensure compliance with the Colorado gaming regulations (the ''Colorado Regulations''). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He may also conduct detailed background investigations of persons who loan money to Isle of Capri or its Colorado gaming subsidiaries.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The failure or inability of Isle of Capri or any of its Colorado gaming subsidiaries to maintain necessary gaming licenses will have a material adverse effect on the operating results of Isle of Capri. All persons employed by Isle of Capri and its Colorado gaming subsidiaries and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have an "ownership interest" or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail licensee for purposes of the multiple license prohibition if:

           - such person has less than a five percent (5%) ownership interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as Isle of Capri);

           - a person has a five percent (5%) or more ownership interest in an institutional investor, but the institutional investor has less than a five percent (5%) ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

           - an institutional investor has less than a five percent (5%) ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

           - an institutional investor possesses voting securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

           - a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee;

           - a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee;

           - an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

           - a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or

           - a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

Hence, Isle of Capri's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and the Colorado Commission's rule.


     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a ''substantial interest'' if such person's sole ownership interest in such licensee is through the ownership less than five percent (5%) of such voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     In other contexts, counsel for the Division has informed counsel for Isle of Capri that, for purposes of the three-license rule described above, the Division has taken the position that only a person deemed to have ''beneficial ownership'' (as defined in the rules and regulations of the U.S. Securities and Exchange Commission under Section 13(d) of the U.S. Securities Exchange Act of
1934) of shares of the publicly traded holding company (or licensee) will be deemed to have an ''ownership interest'' under the horizontal rule. However, the Division has not passed on this issue with respect to Isle of Capri, and neither the Colorado Commission nor the Colorado legislature has addressed this issue. As a result, there is no assurance that the Division, the Colorado Commission or the Colorado legislature will not apply a more restrictive interpretation in this instance.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, without limitation, Isle of Capri and its stockholders, may be required to supply the Colorado Commission with substantial information, including background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an ''associated person'' automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Black Hawk LLC, through their ownership in Isle of Capri. Such persons must report their interest within ten (10) days and file appropriate applications within 45 days after acquiring such interest.

     Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Black Hawk LLC, through their ownership in Isle of Capri, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Black Hawk LLC, through their ownership in Isle of Capri, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $51 per hour.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company);
(6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming and (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.


     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a ''substantial interest'' if such person's sole ownership interest in such licensee is through the ownership less than five percent (5%) of such voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     In other contexts, counsel for the Division has informed counsel for Isle of Capri that, for purposes of the three-license rule described above, the Division has taken the position that only a person deemed to have ''beneficial ownership'' (as defined in the rules and regulations of the U.S. Securities and Exchange Commission under Section 13(d) of the U.S. Securities Exchange Act of
1934) of shares of the publicly traded holding company (or licensee) will be deemed to have an ''ownership interest'' under the horizontal rule. However, the Division has not passed on this issue with respect to Isle of Capri, and neither the Colorado Commission nor the Colorado legislature has addressed this issue. As a result, there is no assurance that the Division, the Colorado Commission or the Colorado legislature will not apply a more restrictive interpretation in this instance.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, without limitation, Isle of Capri and its stockholders, may be required to supply the Colorado Commission with substantial information, including background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an ''associated person'' automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Black Hawk LLC, through their ownership in Isle of Capri. Such persons must report their interest within ten (10) days and file appropriate applications within 45 days after acquiring such interest.

     Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Black Hawk LLC, through their ownership in Isle of Capri, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Black Hawk LLC, through their ownership in Isle of Capri, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $51 per hour.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company);
(6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming and (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     In addition, under the Colorado Regulations, every person who is a party to a ''gaming contract'' of lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, must promptly provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its ''gaming contract'' (as defined below) or lease with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in ''gaming contracts'' before an application is approved or participation in the contract is allowed. A ''gaming contract'' is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Commission and the Division have interpreted the statute and regulations to permit the Colorado Commission to investigate and license any lenders to Isle of Capri or its Colorado gaming subsidiaries. In any event, such lenders may not be able to exercise certain of their rights and remedies without prior approval of the Colorado gaming authorities.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who, among other things, (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been, or is any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to own interests in Isle of Capri, then Isle of Capri and any of its Colorado gaming subsidiaries may be sanctioned, which may include the loss by Isle of Capri and its Colorado gaming subsidiaries of their respective approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the regulations, the Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as Isle of Capri, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, Isle of Capri may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in Isle of Capri or the current market price. The Colorado Regulations also require anyone with a material involvement with a licensee, including a director or officer of a holding company such as Isle of Capri, to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found suitable, or to indirectly cause the Isle of Capri and its Colorado gaming subsidiaries and other entities required to be found suitable to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase, conveyance or acquisition of a controlling interest in Isle of Capri is subject to the approval of the Colorado Commission. Under certain circumstances, Isle of Capri may not sell any interest in its Colorado gaming subsidiaries without the prior approval of the Colorado Commission.

     The Isle-Black Hawk must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. The Isle-Black Hawk also must not exceed certain gaming square footage limits as a total of each floor and the full building. The casino at the Isle-Black Hawk may operate only between 8:00 a.m. and 2:00 a.m. and may permit only individuals 21 years or older to gamble in the casino. It may permit only slot machines, blackjack and poker, with a maximum single bet of $5.00. The Isle-Black Hawk may not provide credit to its gaming patrons.

     The Colorado Regulations permit gaming only in a limited number of cities and certain commercial districts.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is .25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $15 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $10 million. Black Hawk has imposed an annual device fee of $750 per gaming device and may revise the same from time to time. The Colorado Commission may revise the gaming tax or device fee at any time, but has been considering such provisions only annually.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Black Hawk LLC, through their ownership of Isle of Capri, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operating results of Isle of Capri. The Isle-Black Hawk holds a retail gaming tavern license. Accordingly, a person with an interest in Black Hawk LLC may not have an interest in a hotel and restaurant license.

ITEM  2.     PROPERTIES.

     The property upon which the casino is located consists of approximately 9.4 acres that we own located at the southeast corner of Mill and Main streets in Black Hawk, Colorado.

     On January 2, 1998, a subsidiary of Isle of Capri Casinos, Inc. acquired approximately 0.7 acres of property contiguous to our property in order to expand the entrance and signage of the casino. On January 2, 1998, we entered into a lease agreement with this subsidiary for their property. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002.
The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, we had the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs incurred in connection with the purchase and ownership of the land, less any payments made by us, as lessee. On January 7, 2000, we purchased this property.

ITEM  3.     LEGAL  PROCEEDINGS.

     We  are  not  party  to  any  material  litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER'S
MATTERS.

     None.

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



                                                                                      April 25, 1997
                                                       Fiscal Year Ended           (date of inception)
                                                      -------------------                through
                                             April 30, 2000      April 25, 1999      April 26, 1998
                                           -------------------  ----------------  --------------------
                                                                 (In thousands)
INCOME STATEMENT DATA
Revenue . . . . . . . . . . . . . . . . .  $            93,185  $        22,046   $                 -
Operating income. . . . . . . . . . . . .               19,359               21                     -
Net income (loss) . . . . . . . . . . . .                8,605           (5,186)               (2,032)

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . . .  $           109,892  $        98,263   $            95,877
Long-term debt including current portion.               75,768           76,522                75,000
Members' equity . . . . . . . . . . . . .               16,392            7,787                12,973

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

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with approximately 1,145 slot machines, 12 table games, on-site covered parking for 1,100 vehicles and various other amenities. Isle-Black Hawk's results of operations for the fiscal year ended April 25, 1999 include four fiscal months of gaming operations. There is a lack of comparable information between fiscal years 2000, 1999 and 1998 because Isle-Black Hawk was in the development stage during all of fiscal 1998 and did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs until it commenced operations on December 30, 1999, during the third quarter of fiscal 1999. Due to the lack of comparability the following discussion focuses on Isle-Black Hawk's gaming operations during the fiscal year ended April 30, 2000 and the fiscal year ended April 25, 1999 separately.

     Isle of Capri Black Hawk Capital Corp. is a wholly owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

     Isle-Black Hawk believes that its historical results of operations may not be indicative of its future results of operations because of its limited operating history and due to the substantial present and expected future increase in competition for gaming customers in its market, as new casinos open and existing casinos add to or enhance their facilities.

RESULTS OF OPERATIONS

Fiscal Year Ended April 30, 2000

     Total revenue for the fiscal year ended April 30, 2000 was $93.2 million, which included $88.6 million of casino revenue and $4.6 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the fiscal year ended April 30, 2000 totaled $12.6 million, or 14.2% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $17.3 million, or 19.6% of casino revenue, for the fiscal year ended April 30, 2000, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $3.4 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 72.6% for the fiscal year ended April 30, 2000.

     Facilities expenses totaled $3.4 million, or 3.6% of total revenue, for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $31.2 million, or 33.5% of total revenue, for the fiscal year ended April 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Management fees totaled $3.7 million, or 4.0% of total revenue, for the fiscal year ended April 30, 2000. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $2.1 million for the fiscal year ended April 30, 2000. These expenses relate to property and equipment.

     Interest expense was $10.8 million for the fiscal year ended April 30, 2000, net of capitalized interest of $1.1 million and interest income of $0.4 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.

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

     State and local gaming taxes paid in Colorado totaled $3.9 million, or 19.0% of casino revenue, for the fiscal year ended April 25, 1999, which is at a rate consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $1.1 million for the fiscal year ended April 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 81.1% for the fiscal year ended April 25, 1999.

     Facilities expenses totaled $1.1 million, or 4.9% of total revenue, for the fiscal year ended April 25, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $8.0 million, or 36.0% of total revenue, for the fiscal year ended April 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Preopening expenses of $3.3 million for the fiscal year ended April 25, 1999 represent salaries, benefits, training, marketing and other noncapitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk.

     Management fees totaled $0.8 million, or 3.5% of total revenue, for the fiscal year ended April 25, 1999. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2000, Isle-Black Hawk had cash and cash equivalents of $6.5 million, compared to $10.9 million at April 25, 1999. The decrease in cash is primarily a result of cash used for the development of a new 237 room hotel offset by cash flow from operations. During the fiscal year ended April 30, 2000, Isle-Black Hawk's operating activities provided $13.8 million of cash.

     Isle-Black Hawk invested $19.4 million in property and equipment during the fiscal year ended April 30, 2000, primarily for the development of a new 237 room hotel.

     Isle-Black Hawk anticipates that a significant portion of its principal near-term capital requirements will relate to the completion of its hotel containing 237 rooms for approximately $29.0 million, including a contract for new construction costs of approximately $20.0 million that was signed in October 1999. Construction work on the hotel began in July 1999 and is scheduled to be completed by August 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash, of which $3.3 million had been funded as of April 30, 2000, and up to another $5.0 million with interest payable in kind (by issuance of additional notes). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel, if necessary. Nevada Gold & Casinos, Inc. may participate in making a loan or contributing equity.

     Isle-Black Hawk anticipates that approximately $9.6 million of capital expenditures will be necessary to complete the hotel during fiscal 2001 and additional capital improvements approximating $1.8 million will be made during fiscal 2001 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations, as well as borrowings from Isle of Capri Casinos, Inc. and the contributions from Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc., will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow it to remain competitive in its existing market. The indenture restricts, among other things, Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Isle-Black Hawk does not have any material exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices). As of April 30, 2000, Isle-Black Hawk did not have any interest rate derivative instruments.

ITEM 8.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                                                                               PAGE
                                                                                                               ----
ISLE OF CAPRI BLACK HAWK L.L.C.

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Consolidated Balance Sheets, April 30, 2000 and April 25, 1999. . . . . . . . . . . . . . . . . . . . . . . .    14
Consolidated Statements of Operations, Fiscal Years ended April 30, 2000, April 25, 1999 and Period from
    April 25, 1997 (date of inception) through April 26, 1998 . . . . . . . . . . . . . . . . . . . . . . . .    15
Consolidated Statements of Members' Equity, Fiscal Years ended April 30, 2000, April 25, 1999 and Period from
    April 25, 1997 (date of inception) through April 26, 1998 . . . . . . . . . . . . . . . . . . . . . . . .    16
Consolidated Statements of Cash Flows, Fiscal Years ended April 30, 2000, April 25, 1999 and Period from
  April 25, 1997 (date of inception) through April 26, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .    17
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18


                         REPORT OF INDEPENDENT AUDITORS


To  the  Members
Isle  of  Capri  Black  Hawk  L.L.C.


     We have audited the accompanying consolidated balance sheets of Isle of Capri Black Hawk L.L.C. as of April 30, 2000 and April 25, 1999, and the related consolidated statements of operations, members' equity and cash flows for the years ended April 30, 2000 and April 25, 1999 and the period from April 25, 1997 (date of inception) through April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Black Hawk L.L.C. at April 30, 2000 and April 25, 1999, and the consolidated results of their operations and their cash flows for the years ended April 30, 2000 and April 25, 1999 and the period from April 25, 1997 (date of inception) through April 26, 1998 in conformity with accounting principles generally accepted in the United States.

                                                  ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  15,  2000


                            ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                          ASSETS
                          ------                                 April 30,   April 25,
                                                                   2000        1999
                                                                ----------  ----------

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . .  $    6,513  $   10,917
     Accounts receivable:
          Related parties. . . . . . . . . . . . . . . . . . .           4           -
          Other. . . . . . . . . . . . . . . . . . . . . . . .         198         310
     Prepaid expenses and other assets.. . . . . . . . . . . .         898         511
                                                                ----------  ----------
               Total current assets. . . . . . . . . . . . . .       7,613      11,738
Property and equipment - net.. . . . . . . . . . . . . . . . .      98,711      80,377
Other assets:
     Deferred financing costs, net of accumulated amortization
          of $1,865 and $1,178, respectively.. . . . . . . . .       2,984       3,671
     Restricted cash . . . . . . . . . . . . . . . . . . . . .           -       2,017
     Prepaid deposits and other. . . . . . . . . . . . . . . .         584         460
                                                                ----------  ----------
               Total assets. . . . . . . . . . . . . . . . . .  $  109,892  $   98,263
                                                                ==========  ==========

               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . .  $      768  $      754
     Accounts payable:
          Trade. . . . . . . . . . . . . . . . . . . . . . . .       1,685       2,528
          Related parties. . . . . . . . . . . . . . . . . . .       4,731       5,289
     Accrued liabilities:
          Interest . . . . . . . . . . . . . . . . . . . . . .       1,970       1,707
          Construction payable . . . . . . . . . . . . . . . .       1,096          24
          Payroll and related. . . . . . . . . . . . . . . . .       3,365       1,434
          Property and other taxes . . . . . . . . . . . . . .       1,919       1,360
          Progressive jackpots and slot club awards. . . . . .       1,964       1,412
          Other. . . . . . . . . . . . . . . . . . . . . . . .       1,002         200
                                                                ----------  ----------
               Total current liabilities.. . . . . . . . . . .      18,500      14,708
Long-term debt, less current maturities. . . . . . . . . . . .      75,000      75,768

Members' equity:
     Casino America of Colorado, Inc . . . . . . . . . . . . .       8,550       3,645
     Blackhawk Gold, Ltd.. . . . . . . . . . . . . . . . . . .       7,842       4,142
                                                                ----------  ----------
               Total members' equity.. . . . . . . . . . . . .      16,392       7,787
                                                                ----------  ----------
               Total liabilities and members' equity . . . . .  $  109,892  $   98,263
                                                                ==========  ==========

                 See notes to consolidated financial statements.


                                 ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS)

                                                                                 Period from
                                                                               April 25, 1997
                                               Fiscal Year Ended            (date of inception)
                                               -----------------                  through
                                       April 30, 2000      April 25, 1999      April 26, 1998
                                     -------------------  ----------------  --------------------
Revenue:
     Casino . . . . . . . . . . . .  $           88,548   $        20,679   $                 -
     Food, beverage and other . . .               4,637             1,367                     -
                                     -------------------  ----------------  --------------------
          Total revenue . . . . . .              93,185            22,046                     -
Operating expenses:
     Casino . . . . . . . . . . . .              12,596             2,886                     -
     Gaming taxes . . . . . . . . .              17,340             3,930                     -
     Food and beverage. . . . . . .               3,366             1,108                     -
     Facilities . . . . . . . . . .               3,448             1,074                     -
     Marketing and administrative .              31,225             7,952                     -
     Pre-opening. . . . . . . . . .                   -             3,320                     -
     Management fees. . . . . . . .               3,737               770                     -
     Depreciation and amortization.               2,114               985                     -
                                     -------------------  ----------------  --------------------
          Total operating expenses.              73,826            22,025                     -
                                     -------------------  ----------------  --------------------
     Operating income . . . . . . .              19,359                21                     -
     Interest expense . . . . . . .             (11,139)           (6,057)               (5,021)
     Interest income. . . . . . . .                 385               850                 2,989
                                     -------------------  ----------------  --------------------
     Net income (loss). . . . . . .  $            8,605   $        (5,186)  $            (2,032)
                                     ===================  ================  ====================

                 See notes to consolidated financial statements.


                                   ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                           (IN THOUSANDS)


                                                Casino America of    Blackhawk          Total
                                                  Colorado, Inc.     Gold, Ltd.     Members' Equity
                                                -------------------  ------------  -----------------

Balance, April 25, 1997 (date of inception). .  $                -   $         -   $              -
     Capital contribution - development costs.                 317             -                317
     Capital contribution - cash.. . . . . . .               7,084             -              7,084
     Capital contribution - land.. . . . . . .                 100         7,504              7,604
     Equity transfer . . . . . . . . . . . . .                 833          (833)                 -
     Net loss. . . . . . . . . . . . . . . . .              (1,213)         (819)            (2,032)
                                                -------------------  ------------  -----------------
Balance, April 26, 1998. . . . . . . . . . . .               7,121         5,852             12,973
     Equity transfer . . . . . . . . . . . . .                (500)          500                  -
     Net loss. . . . . . . . . . . . . . . . .              (2,976)       (2,210)            (5,186)
                                                -------------------  ------------  -----------------
Balance, April 25, 1999. . . . . . . . . . . .               3,645         4,142              7,787
     Net income. . . . . . . . . . . . . . . .               4,905         3,700              8,605
                                                -------------------  ------------  -----------------
Balance, April 30, 2000. . . . . . . . . . . .  $            8,550   $     7,842   $         16,392
                                                ===================  ============  =================

                 See notes to consolidated financial statements.


                                         ISLE OF CAPRI BLACK HAWK L.L.C.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)


                                                                                               April 25, 1997
                                                                     Fiscal Year Ended      (date of inception)
                                                                     -----------------            through
                                                               April 30,         April 25,       April 26,
                                                                 2000              1999            1998
                                                          -------------------  -----------  --------------------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . .  $            8,605   $   (5,186)  $            (2,032)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization.. . . . . . . . . . .               2,114          985                     -
     Amortization of deferred financing costs. . . . . .                 687          704                   481
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . .                 108          721                (1,031)
          Prepaid expenses and other assets. . . . . . .                (370)        (493)                  (34)
          Accounts payable and accrued liabilities . . .               2,680        6,026                 6,212
                                                          -------------------  -----------  --------------------
Net cash provided by operating activities. . . . . . . .              13,824        2,757                 3,596

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . .             (19,351)     (40,395)              (31,148)
Decrease (increase) in restricted cash . . . . . . . . .               2,017       46,931               (48,948)
Deposits and other . . . . . . . . . . . . . . . . . . .                (141)        (444)                    -
                                                          -------------------  -----------  --------------------
Net cash provided by (used in) investing activities. . .             (17,475)       6,092               (80,096)

FINANCING ACTIVITIES:
Proceeds from borrowings . . . . . . . . . . . . . . . .                   -        1,581                75,000
Deferred financing costs.. . . . . . . . . . . . . . . .                   -            -                (1,641)
Principal payments on debt.. . . . . . . . . . . . . . .                (754)         (59)               (3,396)
Capital contribution received. . . . . . . . . . . . . .                   -            -                 7,084
                                                          -------------------  -----------  --------------------
Net cash provided by (used in) financing activities. . .                (754)       1,522                77,047

Net increase (decrease) in cash and cash equivalents . .              (4,405)      10,371                   547
Cash and cash equivalents at beginning of year . . . . .              10,918          547                     -
                                                          -------------------  -----------  --------------------
Cash and cash equivalents at end of year . . . . . . . .  $            6,513   $   10,918   $               547
                                                          ===================  ===========  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest. . . . . . . . . . . . .  $           10,882   $    9,851   $             5,172

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
Capital contributions:
     Land, net of mortgage of $396 . . . . . . . . . . .                   -            -                 7,604
     Financing costs.. . . . . . . . . . . . . . . . . .                   -            -                   137
     Property and equipment. . . . . . . . . . . . . . .                   -            -                   180
Other:
     Construction costs funded through accounts payable.               1,096           24                 1,614

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

     On August 20, 1997, Isle-Black Hawk and Isle of Capri Black Hawk Capital Corp., a wholly-owned subsidiary of Isle-Black Hawk that has no operations, issued $75.0 million of 13% First Mortgage Notes (the "First Mortgage Notes") due 2004 with Contingent Interest in order to finance the construction and development of Isle-Black Hawk.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

     Cash equivalents

     Isle-Black Hawk considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At April 30, 2000, there were no cash equivalents.

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers, which totaled $7.1 million and $1.1 million for the years ended April 30, 2000 and April 25, 1999, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $5.9 million and $1.0 million for the years ended April 30, 2000 and April 25, 1999, respectively.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended April 30, 2000 and April 25, 1999 totaled $2,492,000 and $806,000, respectively.

2.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following:




                                            April 30,     April 25,
                                              2000           1999
                                        ---------------  ----------
Property and equipment                         (In thousands)
     Land and land improvements. . . .  $        16,104  $   14,604
     Buildings and improvements. . . .           61,443      61,441
     Furniture, fixtures and equipment            3,261       2,518
     Construction in progress. . . . .           21,002       2,799
                                        ---------------  ----------
                                                101,810      81,362
     Less:  accumulated depreciation..            3,099         985
                                        ---------------  ----------
                                        $        98,711  $   80,377
                                        ===============  ==========


     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:




                                                      YEARS
                                                      -----
                   Slot machines.. . . . . . . . . .      3
                   Furniture, fixtures and equipment   5-10
                   Buildings and improvements. . . .   39.5

     Interest capitalized during the fiscal year ended April 30, 2000, April 25, 1999, and the period April 25, 1997 (date of inception) through April 26, 1998 totaled $1.1 million, $4.8 million and $2.3 million, respectively. Depreciation expense for the fiscal year ended April 30, 2000 and April 25, 1999, totaled $2.1 and $1.0 million, respectively.

          Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to
39.5 years to more appropriately reflect the expected useful lives of those assets. Isle-Black Hawk also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased net income for the year ended April 30, 2000, by $859,000. Excluding the changes in useful lives, net income for the year ended April 30, 2000, would have been $7,746,000.

3.     OTHER  ASSETS

     Deferred Financing Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

     Restricted Cash

     Restricted cash represents cash proceeds from the sale of the First Mortgage Notes held in trust by The Bank of New York, as trustee. These funds were held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997, in connection with the issuance of the First Mortgage Notes (the "Indenture"). As of April 30, 2000 these accounts have been closed.

4.    FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

     Cash  and  cash  equivalents  - The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted  cash  -  The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt - The fair value of Isle-Black Hawk's long-term debt is estimated based on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to Isle-Black Hawk for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of Isle-Black Hawk's financial instruments are as follows:




                                          APRIL 30, 2000                 APRIL 25, 1999
                                          --------------                 ---------------
                                     CARRYING                       CARRYING
                                      AMOUNT      FAIR VALUE         AMOUNT     FAIR VALUE
                                ----------------  -----------  ---------------  -----------
                                                       (IN THOUSANDS)
FINANCIAL ASSETS:
     Cash and cash equivalents  $          6,513  $     6,513  $        10,917  $    10,917
     Restricted cash . . . . .                 -            -            2,017        2,017

FINANCIAL LIABILITIES:
     First mortage notes . . .  $         75,000  $    80,625  $        75,000  $    81,375
     Other long-term debt. . .               768          768            1,522        1,522

5.     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:




                                                                           April 30,     April 25,
                                                                             2000          1999
                                                                       ---------------  ----------
                                                                              (In thousands)
11% note payable, issued by Isle of Capri Black Hawk, L.L.C.,
     due March 2001; non-recourse to Isle of Capri Casinos, Inc . . .  $           768  $    1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C.,
     due August 2004; non-recourse to Isle of Capri Casinos, Inc. . .           75,000      75,000
                                                                       ---------------  ----------
                                                                                75,768      76,522
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . .              768         754
                                                                       ---------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        75,000  $   75,768
                                                                       ===============  ==========


     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred.
In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the twelve months ended April 30, 2000, is $1,093,000. Isle of Capri Casinos, Inc. previously supplied a completion capital commitment to Isle-Black Hawk, which lapsed in accordance with its terms.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                      Year                  Percentage
                      ----                  ----------

                      2001.. . . . . . . .     106.500%
                      2002.. . . . . . . .     103.200%
                      2003.. . . . . . . .     100.000%
                      2004 and thereafter.     100.000%

     Beginning December 1999, Isle-Black Hawk is required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the Notes that may be purchased with 50% of Isle-Black Hawk's excess cash flow, as defined (see Subsequent Events).

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

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At April 30, 2000, Isle-Black Hawk was in compliance with all debt covenants.

     The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:


                         For the Fiscal Year Ending
                               (In thousands)
                         --------------------------
                         2001. . . . . . .  $   768
                         2002. . . . . . .        -
                         2003. . . . . . .        -
                         2004. . . . . . .        -
                         2005. . . . . . .   75,000
                         Thereafter. . . .        -
                                            -------
                                            $75,768
                                            =======

6.     LEASE COMMITMENTS

     Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of April 30, 2000, are as follows:




                          Fiscal Year Ending
                            (In thousands)
                          ------------------
                          2001 . . .  $3,485
                          2002 . . .   2,941
                          2003 . . .   1,235
                          2004 . . .       -
                          2005 . . .       -


     Rent expense for operating leases was approximately $4.5 million and $1.8 million for the years ended April 30, 2000 and April 25, 1999, respectively.

7.     RELATED PARTY TRANSACTIONS

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

     Lease Agreement

     On January 2, 1998, Casino America of Colorado, Inc. acquired approximately
0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and has utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million representing the purchase price of $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less payments made by Isle-Black Hawk, as lessee.

     Loans

     Isle-Black Hawk is currently constructing a hotel containing 237 rooms for approximately $29.0 million. Construction work on the hotel began in July 1999 and is scheduled to be completed by August 2000. Isle of Capri Casinos, Inc. is assisting Isle-Black Hawk by financing the development of this hotel and plans to loan a total of $5.0 million with interest payable in cash, of which $3.3 million had been funded as of April 30, 2000, and another $5.0 million with interest payable in kind by issuance of additional notes (see Subsequent Events). Additionally, Isle of Capri Casinos, Inc. has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel. Nevada Gold & Casinos, Inc. may participate in making a loan or contributing equity.

8.     PREOPENING EXPENSES

     Preopening expenses of $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Black Hawk on December 30, 1998.

9.     EMPLOYEE BENEFIT PLAN

     Isle-Black Hawk has a defined-contribution profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. Isle-Black Hawk's contribution expense related to this plan was approximately $51,000 for the year ended April 30, 2000. Isle-Black Hawk's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

10.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                    FISCAL QUARTERS ENDED
                                                       (IN THOUSANDS)
                                                    ---------------------
                                 JULY 25,          OCTOBER 24,    JANUARY 23,    APRIL 30,
                                   1999               1999           2000          2000
                         -----------------------  -------------  -------------  -----------
Revenue . . . . . . . .  $               20,229   $     21,820   $     24,004   $   27,132
Operating income. . . .                   3,756          4,354          5,134        6,115
Net income. . . . . . .                   1,141          1,628          2,448        3,388

                                                    FISCAL QUARTERS ENDED
                                                       (IN THOUSANDS)
                                                    ---------------------
                                 JULY 26,          OCTOBER 25,    JANUARY 24,    APRIL 25,
                                   1998                1998          1999           1999
                         -----------------------  -------------  -------------  -----------
Revenue . . . . . . . .  $                    -   $          -   $      4,667   $   17,379
Operating income (loss)                       -              -         (2,882)       2,903
Net loss. . . . . . . .                    (804)          (470)        (3,883)         (29)

     The third quarter of fiscal 1999 includes preopening expenses, a non-recurring item, related to the opening of Isle-Black Hawk in December 1998 totaling $3.3 million.

     Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle-Black Hawk also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased net income for the year ended April 30, 2000, by $859,000, respectively. Excluding the changes in useful lives, net income for the year ended April 30, 2000, would have been $7,746,000.

11.     SUBSEQUENT EVENTS

     On June 5, 2000, the Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date. The offer was made pursuant to Section 4.31 of the Indenture, dated as of August 20, 1997, governing the Notes which requires that Isle-Black Hawk annually offer to purchase, at a purchase price of 101% of their principal amount, from the Holders thereof an aggregate principal amount of Notes equal to that number of Notes that can be purchased with 50% of Isle-Black Hawk's "Excess Cash Flow" (as defined in the Indenture) for the Operating Year (as defined in the Indenture) most recently ended. Isle-Black Hawk had Excess Cash Flow during such Operating Year of $2.491 million, which obligated Isle-Black Hawk to offer to purchase up to $1,246,000 aggregate principal amount of Notes. The offer expired at midnight, New York City time, on July 3, 2000. No Notes were tendered for purchase prior to the expiration date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

PART  III
---------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

          The Managers and the Executive Officers of the Isle of Capri Black Hawk L.L.C. and the directors and executive officers of Isle of Capri Black Hawk Capital Corp. are set forth below:




NAME                     AGE  POSITION (S)
----                     ---  ------------
Bernard Goldstein. . . .  71  Chief Executive Office of Isle of Capri
                              Black Hawk L.L.C. and of Isle of Capri
                              Black Hawk Capital Corp.
John M. Gallaway . . . .  62  President and Chief Operating Officer of Isle
                              of Capri Black Hawk L.L.C. and of Isle of
                              Capri Black Hawk Capital Corp.; Manager of
                              Isle of Capri Black Hawk L.L.C.; Director of
                              Isle of Capri Capital Corp.
Allan B. Solomon . . . .  64  Executive Vice President, General Counsel
                              and Secretary of Isle of Capri Black Hawk
                              L.L.C. and of Isle of Capri Black Hawk
                              Capital Corp.; Manager of Isle of Capri Black
                              Hawk L.L.C.; Director of Isle of Capri Black
                              Hawk Capital Corp.
H. Thomas Winn . .. . .   60  Vice President of Isle of Capri Black Hawk
                              L.L.C. and of Isle of Capri Black Hawk
                              Capital Corp.; Manager of Isle of Capri Black
                              Hawk L.L.C.; Director of Isle of Capri Black
                              Hawk Capital Corp.
Rexford A. Yeisley . . .  53  Senior Vice President, Chief Financial
                              Officer, Treasurer and Assistant Secretary of
                              Isle of Capri Black Hawk L.L.C. and of Isle
                              of Capri Black Hawk Capital Corp.
Timothy M. Hinkley . . .  44  Senior Vice President of Operations of Isle of
                              Capri Black Hawk L.L.C. and of Isle of Capri
                              Black Hawk Capital Corp.
Robert Fiore . . . . . .  59  Regional Vice President of Operations and General
                              Manager of Isle of Capri Black Hawk L.L.C. and of
                              Isle of Capri Black Hawk Capital Corp.
Mike Shubic. . . . . . .  47  Vice President of Isle of Capri Black Hawk L.L.C.
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

     H. Thomas Winn. Mr. Winn has been the Chairman, CEO, and President of Nevada Gold & Casinos, Inc. since January 1994. He has also been a Director of Nevada Gold & Casinos, Inc. since 1994. Mr. Winn is also Chairman of Aaminex Capital Corporation. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining and environmental activities. Mr. Winn has formed numerous investment-limited partnerships and capital formation ventures.

     Rexford A. Yeisley. Mr. Yeisley has been Chief Financial Officer of Isle of Capri Casinos, Inc. since December 1995. Mr. Yeisley was Senior Vice President and Chief Financial Officer of Six Flags Theme Parks, Inc. from 1991 to 1995, and from 1988 to 1991, Mr. Yeisley was Vice President and Chief Financial Officer of that company.

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

     Robert S. Fiore. Mr. Fiore has been Regional Vice President of Operations of Isle of Capri Casinos, Inc. since July 1, 2000 and has been Vice President and General Manager of Isle of Capri Black Hawk L.L.C. since August 1998. Prior to that, Mr. Fiore was General Manager at the Belle of Baton Rouge Casino in Baton Rouge, LA for Argosy Gaming from September 1997 to August 1998. From 1995 to 1997, Mr. Fiore was President and General Manger of the Tropicana Resort and Casino in Las Vegas for Aztar Corporation, and from 1989 to 1997, Mr. Fiore was President and General Manger of the Ramada Express Hotel and Casino in Laughlin, NV for Aztar Corporation.

     Mike Shubic. Mr. Shubic has been Vice President of Isle of Capri Black Hawk L.L.C. since July 10, 2000 and will assume the position of General Manager upon receipt of regulatory approval. Mr. Shubic was General Manager at Windermere Country Club in Windermere, FL from January 1999 to July 2000. Prior to that, Mr. Shubic attended the Golf Academy of the South from August 1997 to December 1998. From May 1994 to August 1997, Mr. Shubic was Vice President Midwest Operations for Station Casinos, Inc. headquartered in Las Vegas.

ITEM  11.     EXECUTIVE  COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of the annual, long-term and other compensation for services rendered to Isle of Capri Black Hawk L.L.C. by the General Manager during fiscal 2000 and for the years indicated. None of our Executive Officers other than Mr. Fiore has received compensation from Isle of Capri Casinos, Inc. for services rendered to Isle of Capri Black Hawk L.L.C.




                               ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                               -------------------                      -----------------------

                               FISCAL YEAR                                  SECURITIES            LONG TERM
                                  ENDED                                     UNDERLYING           COMPENSATION       ALL OTHER
NAME AND PRINCIPAL POSITION .    APRIL 30            SALARY    BONUS         OPTIONS (#)            AWARDS         COMPENSATION (1)
-----------------------------  -------------------  --------  --------  -----------------------  -------------  -----------------
Robert S. Fiore . . . . . . .                 2000  $180,881  $114,983                   10,000  $      28,746  $          26,834
   Vice President and General                 1999   114,159    49,515                   25,000         12,379              6,479
   Manager

-----------------------------
(1) Includes medical insurance paid by the Company for Mr. Fiore of $1,833, the Company's matching contribution to the Company's 401(k) deferred compensation plan during fiscal 2000 for the account of Mr. Fiore of $2,500, life insurance paid by the Company for Mr. Fiore of $243, and relocation expenses reimbursed to Mr. Fiore of $22,258.

OPTION  GRANTS  FOR  LAST  FISCAL  YEAR

     The following table sets forth information concerning options granted by Isle of Capri Casinos, Inc. during fiscal 2000 to Mr. Fiore.




                       INDIVIDUAL GRANTS
                       ------------------
                                      % OF TOTAL                                  POTENTIAL REALIZABLE VALUE OF
                       NUMBER OF       OPTIONS                                    ASSUMED ANNUAL RATES OF STOCK
                      SECURITIES      GRANTED TO                                  PRICE APPRECIATION FOR OPTION
                      UNDERLYING       EMPLOYEES    EXERCISE OR                               TERM (1)
                        OPTIONS        IN FISCAL     BASE PRICE    EXPIRATION  ---------------------------------
NAME                    GRANTED (#)      YEAR         $/SHARE        DATE                  5% ($)    10% ($)
----------------  ------------------  -----------  ------------  ----------       ------------------------------

Robert S. Fiore.              10,000         1.9%  $      10.25     9/22/09         $    63,556  $ 161,356


-----------------------------
(1) The potential realizable dollar value of a grant is the product of: (a) the difference between (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the stock appreciation rate compounded annually over the term of the option (here, 5% and 10%) and (ii) the per-share exercise price of the option and (b) the number of securities underlying the grant at fiscal year-end.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the number and value of shares acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal 2000 for Mr. Fiore.





                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                  SHARES                  UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                  ACQUIRED ON   VALUE     OPTIONS AT FISCAL YEAR END  FISCAL YEAR END ($)
NAME . . . . . .  EXERCISE (#)  REALIZED  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----------------  ------------  --------  --------------------------  ---------------------------

Robert S. Fiore.             -         -                5,000/30,000  $           54,220/$253,130

ITEM  12:     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. beneficially own a 57% and 43% interest, respectively, in the Isle of Capri Black Hawk L.L.C. The following table sets forth information as of July 15, 2000, with respect to the beneficial ownership of Isle of Capri Casinos, Inc., and the stock by (i) each manager of Isle of Capri Black Hawk L.L.C. (ii) each executive officer of Isle of Capri Black Hawk L.L.C.; and (iii) all executive officers and managers of Isle of Capri Black Hawk L.L.C. as a group.





                                       NUMBER OF SHARES OF               PERCENTAGE OF
                                       ISLE OF CAPRI CASINOS, INC.       ISLE OF CAPRI CASINOS, INC.
                                       COMMON STOCK                      COMMON STOCK
NAME OF BENEFICIAL OWNER. . . . . . .  BENEFICIALLY OWNED                OUTSTANDING
-------------------------------------  ---------------------------       ----------------------------

Bernard Goldstein . . . . . . . . . .                    7,834,427  (1)                         25.6%
John M. Gallaway. . . . . . . . . . .                      259,500  (2)                            *
Allan B. Solomon. . . . . . . . . . .                      435,500  (3)                          1.4%
H. Thomas Winn. . . . . . . . . . . .                            -                                 *
Rexford A. Yeisley. . . . . . . . . .                       95,300  (4)                            *
Timothy M. Hinkley. . . . . . . . . .                       91,874  (5)                            *
Robert S. Fiore.. . . . . . . . . . .                        5,000  (6)                            *
Mike Shubic . . . . . . . . . . . . .                            -                                 *
All current executive officers and
  managers as a group (eight persons)                    8,721,601                              27.9%

-----------------------------
* Less than one percent.



     Isle of Capri Black Hawk L.L.C. is the sole shareholder of Isle of Capri Black Hawk Capital Corp.

(1)     Includes 2,977,625 shares held by the Bernard Goldstein 1999 Irrevocable
Trust  for  the  benefit  of  Bernard     Goldstein  as  to  which  voting  and
dispositive power is held by Robert S. Goldstein as Trustee, 1,320,578 shares and warrants immediately exercisable to purchase 108,248 shares held by Valley Corporation of which Bernard Goldstein is Chairman and 253,500 shares issuable upon exercise of stock options that are exercisable within 60 days of the date of this filing. Bernard Goldstein is the Trustee of the Jeffrey D. Goldstein Trust and the Richard A. Goldstein Trust and on behalf of these Trusts exercises voting power and shares dispositive power as to 1,575,000 shares in each Trust with the respective beneficiaries. Mr. Goldstein disclaims beneficial ownership of the shares held in the Jeffrey D. Goldstein Trust and the Richard A. Goldstein Trust as well as the portion of the shares owned by Valley Corporation which exceed his 41.8% ownership interest in Valley Corporation.

(2) Includes 203,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(3) Includes 240,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(4) Includes 93,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(5) Includes 82,874 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(6) Includes 5,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

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

     We entered into a License Agreement with Isle of Capri Casinos, Inc. dated July 29, 1997 which became effective on the Closing Date and pursuant to which we have been granted a license to use the trademarks Isle of Capri(R), Island Gold(R), Calypso's(R), Farraddays'(TM) and Isle Style(TM), the trademark Isle of Capri parrot logo and future trademarks utilized by Isle of Capri Casinos, Inc. at its other gaming facilities. No license fee is payable. The license terminates upon the occurrence of certain events, such as termination of the Management Agreement.

     On January 2, 1998, Casino America of Colorado, Inc. acquired approximately
0.7 acres of property contiguous to the property being developed by us for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, we, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and have utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, we had the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, we purchased the property for $1.3 million representing the purchase price of $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less payments made by us, as lessee.

------
PART  IV
--------

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

             1.     Financial  Statements.
                    ---------------------

                    The following financial statements of Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. and reports of independent auditors are included on pages 13 to 25 of this Form 10-K:

                       ISLE OF CAPRI BLACK HAWK L.L.C./
                       ISLE OF CAPRI BLACK HAWK CAPITAL  CORP.

                       Report of Independent Auditors
                       Consolidated Balance Sheets
                       Consolidated Statements of Operations
                       Consolidated Statements of Members' Equity
                       Consolidated Statements of Cash Flows
                       Notes to Consolidated Financial Statements


             2.    Financial Statements Schedules.
                   --------------------------------

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

                                  ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.


Dated:  July  24,  2000                       By: /s/ John M. Gallaway
                                              ------------------------
                                              John M. Gallaway, President,
                                              Chief Operating Officer
                                              and Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July  24,  2000                   /s/  John  M.  Gallaway
                                          -----------------------
                                          John M. Gallaway, President,
                                          Chief Operating Officer and Manager


Dated:  July  24,  2000                  /s/ Rexford A. Yeisley
                                         --------------------------
                                         Rexford A. Yeisley, Chief Financial
                                         Officer
                                        (Principal Financial and Accounting
                                        Officer)


Dated:  July  24,  2000                 /s/  Allan  B.  Solomon
                                        ------------------------
                                        Allan B. Solomon, Executive Vice
                                        President, Secretary, General Counsel
                                        and Manager


Dated:  July  24,  2000                 /s/  H.  Thomas  Winn
                                        ----------------------
                                        H. Thomas Winn, Vice President, Manager

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                                              DESCRIPTION
--------------                                              -----------


     1 Purchase Agreement among Isle of Capri Black Hawk Capital Corp. and Jefferies & Company, Inc. (1)

     3.1   Articles of Organization of Isle of Capri Black Hawk L.L.C.  (1)

     3.2   Articles of Incorporation of Isle of Capri Black Hawk
           Capital Corp.(1)

     3.3   Bylaws of Isle of Capri Black Hawk Capital Corp. (1)

     4.1 Indenture among Isle of Capri Black Hawk L.L.C., Isle of Capri Black Hawk Capital Corp. and Bank of New York (1)

     4.2 Form of 13% Series A First Mortgage Note due 2004 with Contingent Interest. (1)

     4.3 Cash Collateral and Disbursement Agreement among Bank of New York, as the Disbursement Agent, Bank of New York, as the Trustee,
           CRSS Constructors, Inc., as the Independent Construction Consultant, Isle of Capri Black Hawk L.L.C., as the Company and an Issuer and Isle of Capri Black Hawk Capital Corp., as Co-Issuer. (1)

     4.4 Registration Rights Agreement among Isle of Capri Black Hawk L.L.C., Isle of Capri Black Hawk Capital Corp., and Jefferies & Company, Inc. (1)

     4.5 Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests, by
           Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. to the Public Trustee of Gilpin County, Colorado for the benefit of Bank of New York. (1)

     4.6 Assignment of Rents, Leases and Leasehold Interests by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. for the benefit of Bank of New York. (1)

     4.7 Security Agreement by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. for the benefit of Bank of
           New York. (1)

     4.8 Issuer Pledge Agreement by Isle of Capri Black Hawk L.L.C. in favor of Bank of New York. (1)

     4.9 Collateral Assignment by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of New York. (1)

     4.10 Pledge and Assignment by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of New York. (1)

     4.11 Consent to Assignment of Construction Agreement by Haselden Construction, Inc. in favor of Bank of New York. (1)

     4.12 Consent to Assignment of Management Agreement by Isle of Capri Casinos, Inc. in favor of Bank of New York. (1)

     4.13 Consent to Assignment of License Agreement by Isle of Capri Casinos, Inc. in favor of Bank of New York. (1)

     4.14 Manager Subordination Agreement by Isle of Capri Casinos, Inc. in favor of Bank of New York. (1)

     4.15 Environmental Indemnity by Isle of Capri Black Hawk L.L.C. in favor of Bank of New York. (1)

     4.16 Assignment of Trademark by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of
           New York. (1)

     4.17 Assignment of Copyright by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of
           New York.  (1)

     4.18  Assignment of Patent by Isle of Capri Black Hawk, L.L.C. and Isle
           of Capri Black Hawk Capital Corp. in favor of Bank of New York.  (1)

     10.1 Operating Agreement among Isle of Capri Black Hawk L.L.C., Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. (1)

     10.2 Members Agreement between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. (1)

     10.3 Management Agreement between Isle of Capri Casinos, Inc. and Isle of Capri Black Hawk L.L.C. (1)

     10.4 License Agreement between Isle of Capri Casinos, Inc. and Isle of Capri Black Hawk L.L.C. (1)

     10.5 Land Purchase Contract between Roman Entertainment Corporation of Colorado and Isle of Capri Casinos, Inc. (1)

     10.6 Exchange Commitment Letter between City of Black Hawk and Blackhawk Gold, Ltd. (1)

     10.7 Design/Build Agreement between Haselden Construction, Inc. and Isle of Capri Black Hawk L.L.C. (1)

     10.8 Subdivision Agreement to be entered into between the City of Black Hawk and Isle of Capri Black Hawk L.L.C. (1)

     10.8A First Amendment to Subdivision Agreement entered into between
           City of Black Hawk and Isle of Capri Black Hawk L.L.C. (3)

     10.8B Second Amendment to Subdivision Agreement entered into between
           City of Black Hawk and Isle of Capri Black Hawk L.L.C. (3)

     10.9 Lease Agreement dated January 2, 1998 by and between Casino America of Colorado, Inc. and Isle of Capri Black Hawk L.L.C. (1)

     10.10 Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc. and Robert S. Fiore. (2)

     10.11 Promissory Note dated May 26, 1999 by and between Isle of Capri Black Hawk L.L.C. and Isle of Capri Casinos, Inc. (2)

     10.12 Design/Build Agreement between Haselden Construction, Inc. and Isle of Capri Black Hawk, L.L.C. (4)

     10.13 Promissory Note dated May 1, 2000 by and between Isle of Capri Black Hawk L.L.C. and Isle of Capri Casinos, Inc.

     27    Financial Data Schedule
______________________
(1) Filed as an exhibit to Isle of Capri Black Hawk L.L.C.'s and Isle of Capri Black Hawk Capital Corp.'s Registration Statement on Form S-4 (registration number 333-38093), and incorporated into Isle of Capri Black Hawk L.L.C.'s and Isle of Capri Black Hawk Capital Corp.'s Form 10-K for the year ended April 26, 1998, by reference.

(2) Filed as an exhibit to Isle of Capri Black Hawk L.L.C.'s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 333-38093), by reference.

(3) Filed as an Exhibit to the Isle of Capri Black Hawk L.L.C.'s Quarterly Report on form 10-Q for the fiscal quarter ended July 25, 1999, (File No. 333-38093), by reference.

(4) Filed as an Exhibit to the Isle of Capri Black Hawk L.L.C.'s Quarterly Report on form 10-Q for the fiscal quarter ended October 24, 1999,
       (File No. 333-38093), by reference.