Form 10-Q
period 2000-07-30
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2000-09-13
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 30, 2000

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



                                                                                 PAGE
                                                                                 ----


PART I
------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, JULY 30, 2000 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JULY 30, 2000 AND JULY 25, 1999 (UNAUDITED)          2

                  CONSOLIDATED STATEMENT OF MEMBERS' EQUITY FOR THE
                  THREE MONTHS ENDED JULY 30, 2000 (UNAUDITED). . . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED JULY 30, 2000 AND JULY 25, 1999 (UNAUDITED) . . . . . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . . .     5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .     9

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS . . . . .  . . . . . . . . . . . . . . . . . . . .    11

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . .    11

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .    11

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .    11

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .    11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .    11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13





                                   ISLE OF CAPRI BLACK HAWK L.L.C.
                                     CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)


                               ASSETS                              July 30,      April 30,
                               ------                                2000        2000
                                                                 ------------  ----------
                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . .  $      9,636  $    6,513
     Accounts receivable:
          Related parties . . . . . . . . . . . . . . . . . . .            12           4
          Other . . . . . . . . . . . . . . . . . . . . . . . .           302         198
     Prepaid expenses and other assets. . . . . . . . . . . . .           870         898
                                                                 ------------  ----------
               Total current assets.. . . . . . . . . . . . . .        10,820       7,613
Property and equipment - net. . . . . . . . . . . . . . . . . .       104,094      98,711
Other assets:
     Deferred financing costs, net of accumulated
          amortization of $2,037 and $1,865, respectively . . .         2,812       2,984
     Prepaid deposits and other . . . . . . . . . . . . . . . .           645         584
                                                                 ------------  ----------
               Total assets.. . . . . . . . . . . . . . . . . .  $    118,371  $  109,892
                                                                 ============  ==========

               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------

Current liabilities:
     Current maturities of long-term debt.. . . . . . . . . . .  $        566  $      768
     Accounts payable:
          Trade . . . . . . . . . . . . . . . . . . . . . . . .         1,592       1,685
          Related parties.. . . . . . . . . . . . . . . . . . .         6,952       4,731
     Accrued liabilities:
          Interest. . . . . . . . . . . . . . . . . . . . . . .         4,707       1,970
          Construction payable. . . . . . . . . . . . . . . . .         1,339       1,096
          Payroll and related.. . . . . . . . . . . . . . . . .         3,390       3,365
          Property and other taxes. . . . . . . . . . . . . . .         1,933       1,919
          Progressive jackpots and slot club awards.. . . . . .         2,084       1,964
          Other.. . . . . . . . . . . . . . . . . . . . . . . .         1,154       1,002
                                                                 ------------  ----------
               Total current liabilities. . . . . . . . . . . .        23,717      18,500
Long-term debt, less current maturities.. . . . . . . . . . . .        75,000      75,000

Members' equity:
     Casino America of Colorado, Inc. . . . . . . . . . . . . .        10,409       8,550
     Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . . . .         9,245       7,842
                                                                 ------------  ----------
               Total members' equity. . . . . . . . . . . . . .        19,654      16,392
                                                                 ------------  ----------
               Total liabilities and members' equity. . . . . .  $    118,371  $  109,892
                                                                 ============  ==========

                 See notes to consolidated financial statements.




                      ISLE OF CAPRI BLACK HAWK L.L.C.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                             (IN THOUSANDS)

                                          Three Months Ended
                                          ------------------
                                         July 30,    July 25,
                                           2000        1999
                                        ---------   ----------
Revenue:
     Casino. . . . . . . . . . . . . .  $  24,456   $  19,034
     Food, beverage and other. . . . .      1,170       1,195
     Rooms . . . . . . . . . . . . . .         52           -
                                        ---------   ----------
          Total revenue. . . . . . . .     25,678      20,229
Operating expenses:
     Casino. . . . . . . . . . . . . .      3,571       2,787
     Rooms . . . . . . . . . . . . . .         69           -
     Gaming taxes. . . . . . . . . . .      4,804       3,811
     Food and beverage . . . . . . . .        860         871
     Facilities. . . . . . . . . . . .      1,023         760
     Marketing and administrative. . .      8,159       6,876
     Management fees.. . . . . . . . .      1,019         860
     Depreciation and amortization . .        574         508
                                        ---------   ----------
          Total operating expenses . .     20,079      16,473
                                        ---------   ----------
     Operating income. . . . . . . . .      5,599       3,756
     Interest expense. . . . . . . . .     (2,367)     (2,706)
     Interest income . . . . . . . . .         30          91
                                        ---------   ----------
     Net income. . . . . . . . . . . .  $   3,262   $   1,141
                                        =========   ==========


                 See notes to consolidated financial statements.




                               ISLE OF CAPRI BLACK HAWK L.L.C.
                           CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                          (UNAUDITED)
                                         (IN THOUSANDS)

                                            Casino America of    Blackhawk        Total
                                              Colorado, Inc.     Gold, Ltd.   Members' Equity
                                            ------------------  -----------  ----------------

Balance, April 30, 2000. . . . . . . . . .  $            8,550  $     7,842  $         16,392
     Net income. . . . . . . . . . . . . .               1,859        1,403             3,262
                                            ------------------  -----------  ----------------
Balance, July 30, 2000 . . . . . . . . . .  $           10,409  $     9,245  $         19,654
                                            ==================  ===========  ================

                 See notes to consolidated financial statements.




                            ISLE OF CAPRI BLACK HAWK L.L.C.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                 Three Months Ended
                                                                 --------------------
                                                                July 30,    July 25,
                                                                  2000        1999
                                                               ----------  ----------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . $   3,262   $   1,141
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.. . . . . . . . . . . . . .       574         508
     Amortization of deferred financing costs. . . . . . . . .       172         171
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . .      (112)        (21)
          Prepaid expenses and other assets. . . . . . . . . .        28        (202)
          Accounts payable and accrued liabilities . . . . . .     4,079       3,684
                                                               ----------  ----------
Net cash provided by operating activities. . . . . . . . . . .     8,003       5,281

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . . . . .    (4,617)     (1,897)
Decrease in restricted cash. . . . . . . . . . . . . . . . . .         -       1,429
Deposits and other . . . . . . . . . . . . . . . . . . . . . .       (61)          -
                                                               ----------  ----------
Net cash used in investing activities. . . . . . . . . . . . .    (4,678)       (468)

FINANCING ACTIVITIES:
Principal payments on debt.. . . . . . . . . . . . . . . . . .      (202)       (181)
                                                               ----------  ----------
Net cash used in financing activities. . . . . . . . . . . . .      (202)       (181)

Net increase in cash and cash equivalents. . . . . . . . . . .     3,123       4,632
Cash and cash equivalents at beginning of period . . . . . . .     6,513      10,917
                                                               ----------  ----------
Cash and cash equivalents at end of period . . . . . . . . . . $   9,636   $  15,549
                                                               ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest. . . . . . . . . . . . . . . . $     115   $      40

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
Other:
     Construction costs funded through accounts payable. . . .     1,339           -





                 See notes to consolidated financial statements.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis of Presentation

     On April 25, 1997, Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk"), a Colorado limited liability company, was formed. Isle-Black Hawk is owned by Casino America of Colorado, Inc., a wholly-owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. The principal purpose of Isle-Black Hawk has been to develop and operate a casino in Black Hawk, Colorado, which opened December 30, 1998. Prior to December 30, 1998, Isle-Black Hawk was a Development Stage Company and had not commenced gaming operations.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended July 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 30, 2000.

     The consolidated financial statements of Isle-Black Hawk include the accounts of Isle-Black Hawk and its subsidiary, Isle of Capri Black Hawk Capital Corp. All material intercompany balances and transactions have been eliminated in consolidation.

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

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:




                                                      YEARS
                                                      -----
              Slot machines.. . . . . . . . . . . . .     3
              Furniture, fixtures and equipment . . .  5-10
              Buildings and improvements. . . . . . .  39.5

3.     OTHER  ASSETS

     Deferred Financing Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

4.     LONG-TERM DEBT

Long-term  debt  consists  of  the  following:




                                                                           July 30,     April 30,
                                                                             2000          2000
                                                                       ---------------  ----------
                                                                               (In thousands)

11% note payable, issued by Isle of Capri Black Hawk L.L.C.,
     due March 2001; non-recourse to Isle of Capri Casinos, Inc . . .  $           566  $      768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C.,
     due August 2004; non-recourse to Isle of Capri Casinos, Inc. . .           75,000      75,000
                                                                       ---------------  ----------
                                                                                75,566      75,768
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . .              566         768
                                                                       ---------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        75,000  $   75,000
                                                                       ===============  ==========


     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred.
In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the three months ended July 30, 2000 and July 25, 1999 was $310,000 and $218,000, respectively.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     LONG-TERM DEBT (CONTINUED)

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                  Year                        Percentage
                  ----                        ----------

                  2001.. . . . . . . . . . .    106.500%
                  2002.. . . . . . . . . . .    103.200%
                  2003.. . . . . . . . . . .    100.000%
                  2004 and thereafter. . . .    100.000%

     On June 5, 2000, as required by the Indenture, the Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due in 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date in accordance with the terms of its indenture. No Notes were tendered for purchase. Isle Black-Hawk is required to make an offer based upon excess cash flow every year during the term of the bonds.

     Isle-Black Hawk obtained a letter of credit, as a requirement to obtain a
building permit from the City of Black Hawk (the "City").   The letter of
credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project; certain public improvements are not completed; or for repair and maintenance on the public improvements within one year after completion. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri Casinos, Inc., and the balance is secured by Isle of Capri Casinos, Inc.'s open line of credit with the bank.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At July 30, 2000, Isle-Black Hawk was in compliance with all debt covenants.

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

     Lease Agreement

     On January 2, 1998, Casino America of Colorado, Inc. acquired approximately
0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and had utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million representing the purchase price of $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less payments made by Isle-Black Hawk, as lessee.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     RELATED PARTY TRANSACTIONS (CONTINUED)

     Loans

     In August 2000, Isle-Black Hawk completed construction of its hotel containing 237 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. assisted Isle-Black Hawk by financing the development of this hotel and loaned a total of $5.75 million.

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

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,145 slot machines, 12 table games, on-site covered parking for 1,100 vehicles, a 237 deluxe room hotel and various other amenities.

     Isle of Capri Black Hawk Capital Corp. is a wholly-owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

RESULTS OF OPERATIONS

Three Fiscal Months Ended July 30, 2000 Compared to Three Fiscal Months Ended July 25, 1999

     Total revenue for the quarter ended July 30, 2000 was $25.7 million, which included $24.5 million of casino revenue and $1.2 million of food, beverage and other revenue. This compares to total revenue for the prior year fiscal quarter ended July 25, 1999 of $20.2 million, which included $19.0 million of casino revenue and $1.2 million of food, beverage and other revenue. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended July 30, 2000 totaled $3.6 million, or 14.6% of casino revenue. This compares to casino operating expenses for the prior year fiscal quarter ended July 25, 1999 of $2.8 million, or 14.6% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $4.8 million for the quarter ended July 30, 2000, compared to $3.8 million for the quarter ended July 25, 1999, which is consistent with the applicable Colorado's gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $0.9 million for both the quarter ended July 30, 2000 and the quarter ended July 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues were 73.5% for the quarter ended July 30, 2000. This compares to food, beverage and other operating expenses as a percentage of food, beverage and other revenues of 72.9% for the quarter ended July 25, 1999.

     Facilities expenses totaled $1.0 million for the quarter ended July 30, 2000 as compared to $0.8 million for the quarter ended July 25, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $8.2 million, or 31.7% of total revenue, for the quarter ended July 30, 2000. This compares to marketing and administrative expenses of $6.9 million, or 34.0% of total revenue, for the quarter ended July 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Depreciation and amortization expense was $0.6 million and $0.5 million for the quarters ended July 30, 2000 and July 25, 1999, respectively. These expenses relate to property and equipment.

     Interest expense was $2.4 million for the quarter ended July 30, 2000, net of capitalized interest of $0.7 million. This compares to interest expense of $2.7 million, net of capitalized interest of $0.2 million for the quarter ended July 25, 1999. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.

LIQUIDITY AND CAPITAL RESOURCES

     At July 30, 2000 Isle-Black Hawk had cash and cash equivalents of $9.6 million as compared to cash and cash equivalents of $6.5 million as of April 30, 2000. The increase in cash is primarily a result of cash flows from operating activities. During the quarter ended July 30, 2000, Isle-Black Hawk's operating activities provided $8.0 million of cash as compared to the quarter ended
July 25, 1999, in which Isle-Black Hawk's operating activities provided $5.3 million of cash.

     Isle-Black Hawk invested $4.7 million in property and equipment in the quarter ended July 30, 2000, primarily for the completion of the hotel facility. This compares with the $1.9 million invested by Isle-Black Hawk in property and equipment in the quarter ended July 25, 1999.

     Isle-Black Hawk completed construction of its hotel facility containing 237 rooms in August 2000. The facility cost approximately $29.0 million. Isle of Capri Casinos, Inc. loaned $5.75 million to the Company.

     Isle-Black Hawk anticipates that additional capital improvements approximating $4.4 million will be made during fiscal 2001 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk has spent $6.0 million for capital improvements during the three months ended July 30, 2000. Isle-Black Hawk expects that available cash and cash from future operations will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow the Isle-Black Hawk to remain competitive in its existing market. In addition, the indenture restricts, among other things, the Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

          None.

ITEM  2.     CHANGES  IN  SECURITIES.

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a).     Exhibits.
                   --------

               A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

          (b)     Reports  on  Form  8-K.
                  ----------------------

               During the quarter ended July 30, 2000, the Company filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.




Dated:  September 13, 2000           /s/ Rexford A. Yeisley
                                     -----------------------------------
                                     Rexford A. Yeisley, Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

     27                               Financial Data Schedule