Form 10-Q
period 2000-10-29
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2000-12-11
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2000

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






                                                                                 PAGE
                                                                                 ----


PART I             FINANCIAL  INFORMATION

------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, OCTOBER 29, 2000 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 24, 1999 (UNAUDITED)    2

                  CONSOLIDATED STATEMENT OF MEMBERS' EQUITY FOR THE
                  SIX MONTHS ENDED OCTOBER 29, 2000 (UNAUDITED) . . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED OCTOBER 29, 2000 AND OCTOBER 24, 1999 (UNAUDITED) . . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . . .     5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .     9

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS . . . . .  . . . . . . . . . . . . . . . . . . . .    12

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . .    12

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .    12

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .    12

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .    12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .    12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14




                          ISLE OF CAPRI BLACK HAWK L.L.C.
                            CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                          ASSETS                              October 29,   April 30,
                          -------
                                                                 2000         2000
                                                             ------------  ----------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . .  $     10,825  $    6,513
     Accounts receivable:
          Related parties . . . . . . . . . . . . . . . . .            11           4
          Other . . . . . . . . . . . . . . . . . . . . . .           330         198
     Prepaid expenses and other assets. . . . . . . . . . .         1,163         898
                                                             ------------  ----------
               Total current assets.. . . . . . . . . . . .        12,329       7,613
Property and equipment - net. . . . . . . . . . . . . . . .       104,723      98,711
Other assets:
     Deferred financing costs, net of accumulated
          amortization of $2,209 and $1,865, respectively..         2,640       2,984
     Prepaid deposits and other . . . . . . . . . . . . . .           645         584
                                                             ------------  ----------
               Total assets.. . . . . . . . . . . . . . . .  $    120,337  $  109,892
                                                             ============  ==========

                LIABILITIES AND MEMBERS' EQUITY
                -------------------------------

Current liabilities:
     Current maturities of long-term debt.. . . . . . . . .  $        359  $      768
     Accounts payable:
          Trade . . . . . . . . . . . . . . . . . . . . . .         1,652       1,685
          Related parties.. . . . . . . . . . . . . . . . .         7,132       4,731
     Accrued liabilities:
          Interest. . . . . . . . . . . . . . . . . . . . .         1,992       1,970
          Construction payable. . . . . . . . . . . . . . .           458       1,096
          Payroll and related.. . . . . . . . . . . . . . .         3,957       3,365
          Property and other taxes. . . . . . . . . . . . .         3,179       1,919
          Progressive jackpots and slot club awards.. . . .         2,251       1,964
          Other.. . . . . . . . . . . . . . . . . . . . . .         1,086       1,002
                                                             ------------  ----------
               Total current liabilities. . . . . . . . . .        22,066      18,500
Long-term debt, less current maturities.. . . . . . . . . .        75,000      75,000

Members' equity:
     Casino America of Colorado, Inc. . . . . . . . . . . .        12,471       8,550
     Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . .        10,800       7,842
                                                             ------------  ----------
               Total members' equity. . . . . . . . . . . .        23,271      16,392
                                                             ------------  ----------
               Total liabilities and members' equity. . . .  $    120,337  $  109,892
                                                             ============  ==========

                 See notes to consolidated financial statements.




                        ISLE OF CAPRI BLACK HAWK L.L.C.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                   (IN THOUSANDS)

                                                 Three Months Ended                Six Months Ended
                                                 --------------------              ------------------
                                                 October 29,          October 24,   October 29,    October 24,
                                                    2000                1999            2000           1999
                                        --------------------  ------------------  -------------  -------------
Revenue:
     Casino. . . . . . . . . . . . . .  $            26,587   $          20,651   $     51,043   $     39,685
     Food, beverage and other. . . . .                1,328               1,169          2,498          2,364
     Rooms . . . . . . . . . . . . . .                  802                   -            854              -
                                        --------------------  ------------------  -------------  -------------
          Total revenue. . . . . . . .               28,717              21,820         54,395         42,049
Operating expenses:
     Casino. . . . . . . . . . . . . .                3,751               2,837          7,322          5,624
     Rooms . . . . . . . . . . . . . .                  393                   -            462              -
     Gaming taxes. . . . . . . . . . .                5,256               3,992         10,060          7,803
     Food and beverage . . . . . . . .                1,011                 808          1,871          1,679
     Facilities. . . . . . . . . . . .                1,120                 762          2,143          1,522
     Marketing and administrative. . .                8,515               7,730         16,674         14,606
     Management fees.. . . . . . . . .                1,148                 855          2,167          1,715
     Depreciation and amortization . .                  801                 482          1,375            990
                                        --------------------  ------------------  -------------  -------------
          Total operating expenses . .               21,995              17,466         42,074         33,939
                                        --------------------  ------------------  -------------  -------------
     Operating income. . . . . . . . .                6,722               4,354         12,321          8,110
     Interest expense. . . . . . . . .               (3,156)             (2,853)        (5,523)        (5,559)
     Interest income . . . . . . . . .                   51                 127             81            218
                                        --------------------  ------------------  -------------  -------------
     Net income. . . . . . . . . . . .  $             3,617   $           1,628   $      6,879   $      2,769
                                        ====================  ==================  =============  =============


                 See notes to consolidated financial statements.




                            ISLE OF CAPRI BLACK HAWK L.L.C.
                            CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                      (UNAUDITED)
                                     (IN THOUSANDS)

                                            Casino America of     Blackhawk     Total
                                              Colorado, Inc.      Gold, Ltd.   Members' Equity
                                            ------------------  -----------  -----------------

Balance, April 30, 2000. . . . . . . . . .  $            8,550  $     7,842  $         16,392
     Net income. . . . . . . . . . . . . .               3,921        2,958             6,879
                                            ------------------  -----------  ----------------
Balance, October 29, 2000. . . . . . . . .  $           12,471  $    10,800  $         23,271
                                            ==================  ===========  ================


                 See notes to consolidated financial statements.




                           ISLE OF CAPRI BLACK HAWK L.L.C.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (IN THOUSANDS)


                                                                   Six Months Ended
                                                                   ------------------
                                                          October 29,         October 24,

                                                              2000               1999
                                                          ------------------  -------------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $           6,879   $      2,769
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.. . . . . . . . . . .              1,375            990
     Amortization of deferred financing costs. . . . . .                344            343
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . .               (139)           (58)
          Prepaid expenses and other assets. . . . . . .               (265)          (170)
          Accounts payable and accrued liabilities . . .              3,516          3,698
                                                          ------------------  -------------
Net cash provided by operating activities. . . . . . . .             11,710          7,572

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . .             (6,928)        (4,520)
Decrease in restricted cash. . . . . . . . . . . . . . .                  -          1,422
Deposits and other . . . . . . . . . . . . . . . . . . .                (61)           (92)
                                                          ------------------  -------------
Net cash used in investing activities. . . . . . . . . .             (6,989)        (3,190)

FINANCING ACTIVITIES:
Principal payments on debt.. . . . . . . . . . . . . . .               (409)          (366)
                                                          ------------------  -------------
Net cash used in financing activities. . . . . . . . . .               (409)          (366)

Net increase in cash and cash equivalents. . . . . . . .              4,312          4,016
Cash and cash equivalents at beginning of period . . . .              6,513         10,917
                                                          ------------------  -------------
Cash and cash equivalents at end of period . . . . . . .  $          10,825   $     14,933
                                                          ==================  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest. . . . . . . . . . . . .  $           5,787   $      4,950

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
Other:
     Construction costs funded through accounts payable.                458            253





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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended October 29, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 30, 2000.

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

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.     PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:




                                                   YEARS
                                                   -----
                Slot machines.. . . . . . . . . .      3
                Furniture, fixtures and equipment      5
                Buildings and improvements. . . .   39.5




3.     OTHER  ASSETS

     Deferred  Financing  Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

4.     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:




                                                                       October 29,   April 30,
                                                                            2000        2000
                                                                       ------------  ----------
                                                                            (In thousands)

11% note payable, issued by Isle of Capri Black Hawk L.L.C.,
     due March 2001; non-recourse to Isle of Capri Casinos, Inc . . .  $        359  $      768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C.,
     due August 2004; non-recourse to Isle of Capri Casinos, Inc. . .        75,000      75,000
                                                                       ------------  ----------
                                                                             75,359      75,768
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . .           359         768
                                                                       ------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     75,000  $   75,000
                                                                       ============  ==========


     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the three and six months ended October 29, 2000 is $380,000 and $690,000, respectively. The amount of contingent interest expense recorded for the three and six months ended October 24, 1999 is $248,000 and $466,000, respectively.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.     LONG-TERM  DEBT  (CONTINUED)

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




               Year                  Percentage
              --------------------  -----------

              2001.. . . . . . . .     106.500%
              2002.. . . . . . . .     103.200%
              2003.. . . . . . . .     100.000%
              2004 and thereafter.     100.000%


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

     Isle-Black Hawk obtained a letter of credit, as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project, certain public improvements are not completed, or for repair and maintenance on the public improvements within one year after completion. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri Casinos, Inc., and the balance is secured by Isle of Capri Casinos, Inc.'s open line of credit with the bank.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At October 29, 2000, Isle-Black Hawk was in compliance with all debt covenants.

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

     Lease  Agreement

     On January 2, 1998, Casino America of Colorado, Inc. acquired approximately
0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and had utilized the Acquired Property in developing Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. The term of the lease was through December 31, 2002, and thereafter on a year to year basis. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.     RELATED  PARTY  TRANSACTIONS  (CONTINUED)

     Loans

     In August 2000, Isle-Black Hawk completed construction of its hotel containing 237 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. loaned Isle-Black Hawk a total of $5.75 million which was used to develop the hotel. The $5.75 million loan is recorded in accounts payable related party and is two separate loans. The first loan, $5.0 million, is due and payable on demand (see note 6). The second loan, $0.75 million, is due and payable upon the redemption of the First Mortgage Notes.


6.     SUBSEQUENT  EVENTS

     On November 28, 2000 Isle-Black Hawk repaid $5.0 million of the $5.75 million hotel loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, Isle-Black Hawk's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Black Hawk market, the effects of regulatory and legislative matters, and Isle-Black Hawk's plans to make capital investments at its facility are forward-looking statements. Although Isle-Black Hawk believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to Isle-Black Hawk's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,150 slot machines, 14 table games, on-site covered parking for 1,100 vehicles, a 237 deluxe room hotel and various other amenities.

     Isle of Capri Black Hawk Capital Corp. is a wholly owned subsidiary of Isle-Black Hawk and was incorporated for the sole purpose of serving as co-issuer of the First Mortgage Notes. Isle of Capri Black Hawk Capital Corp. has not and will not have any operations or material assets or revenues.

     Isle-Black Hawk believes that its historical results of operations may not be indicative of its future results of operations because of the substantial present and expected future increase in competition for gaming customers in Isle-Black Hawk's market, as new casinos open and existing casinos add to or enhance their facilities.

     Isle-Black Hawk also believes that its operating results may be affected by seasonality.

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended October 29, 2000 Compared to Three Fiscal Months Ended October 24, 1999

     Total revenue for the quarter ended October 29, 2000 was $28.7 million, which included $26.6 million of casino revenue, $0.8 million of room revenue and $1.3 million of food, beverage and other revenue. This compares to total revenue for the prior year fiscal quarter ended October 24, 1999 of $21.8 million, which included $20.6 million of casino revenue and $1.2 million of food, beverage and other revenue. Casino revenue increased $5.9 million or 28.7% primarily as a result of the 29.9% increase in slot revenue which was driven by a 40.5% increase in patron count, a 4.3% increase in slot units, and a 24.6% increase in slot win per unit per day. Casino revenue also increased due to improvements made at Isle-Black Hawk through the opening of the new hotel in August, 2000. Room revenue increased $0.8 million due to the hotel opening. Food, beverage and other revenue increased by $0.2 million or 13.6% as a result of the opening of the new hotel. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended October 29, 2000 totaled $3.8 million, or 14.1% of casino revenue. This compares to casino operating expenses for the prior year fiscal quarter ended October 24, 1999 of $2.8 million, or 13.7% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $5.3 million for the quarter ended October 29, 2000, compared to $4.0 million for the quarter ended October 24, 1999, which is consistent with the applicable Colorado's gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $1.0 million for the quarter ended October 29, 2000, compared to $0.8 million for the quarter ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues were 76.1% for the quarter ended October 29, 2000 compared to 69.1% for the quarter ended October 24, 1999. This was primarily attributable to the heavy use of contract labor to offset the increased volume due to the opening of the hotel.



     Facilities expenses totaled $1.1 million for the quarter ended October 29, 2000 compared to $0.8 million for the quarter ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $8.5 million, or 29.7% of total revenue, for the quarter ended October 29, 2000. This compares to marketing and administrative expenses of $7.7 million, or 35.4% of total revenue, for the quarter ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Depreciation and amortization expense was $0.8 million and $0.5 million for the quarters ended October 29, 2000 and October 24, 1999, respectively. These expenses relate to property and equipment.

     Interest expense was $3.2 million for the quarter ended October 29, 2000. This compares to interest expense of $2.9 million, net of capitalized interest of $0.1 million for the quarter ended October 24, 1999. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.


Six Fiscal Months Ended October 29, 2000 Compared to Six Fiscal Months Ended October 24, 1999

     Total revenue for the six months ended October 29, 2000 was $54.4 million, which included $51.0 million of casino revenue, $0.9 million of room revenue and $2.5 million of food, beverage and other revenue. This compares to total revenue for the six months ended October 24, 1999 of $42.0 million, which included $39.7 million of casino revenue and $2.4 million of food, beverage and other revenue. Casino revenue increased $11.4 million or 28.6% primarily as a result the 29.7% increase in slot revenue which was driven by a 34.9% increase in the patron count, a 3.5% increase in slot units, and a 25.5% increase in slot win per unit per day. Casino revenue also increased due to improvements made at Isle-Black Hawk through the opening of the new hotel in August, 2000. Room revenue increased $0.8 million due to the hotel opening. Food, beverage and other revenue increased by $0.1 million or 5.7% as a result of the opening of the new hotel. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the six months ended October 29, 2000 totaled $7.3 million, or 14.3% of casino revenue. This compares to casino operating expenses for the six months ended October 24, 1999 of $5.6 million, or 14.2% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $10.1 million for the six months ended October 29, 2000, compared to $7.8 million for the six months ended October 24, 1999, which is consistent with the applicable Colorado's gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $1.9 million for the six months ended October 29, 2000, compared to $1.7 million for the six months ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues were 74.9% for the six months ended October 29, 2000 compared to 71.0% for the six months ended October 24, 1999. This was primarily attributable to the use of contract labor to offset the increased volume due to the opening of the hotel.

     Facilities expenses totaled $2.1 million for the six months ended October 29, 2000 compared to $1.5 million for the six months ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $16.7 million, or 30.7% of total revenue, for the six months ended October 29, 2000. This compares to marketing and administrative expenses of $14.6 million, or 34.7% of total revenue, for the six months ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Depreciation and amortization expense was $1.4 million and $1.0 million for the six months ended October 29, 2000 and October 24, 1999, respectively. These expenses relate to property and equipment.

     Interest expense was $5.5 million for the six months ended October 29, 2000, net of capitalized interest of $0.7 million. This compares to interest expense of $5.6 million, net of capitalized interest of $0.4 million for the six months ended October 24, 1999. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 29, 2000 Isle-Black Hawk had cash and cash equivalents of $10.8 million compared to cash and cash equivalents of $6.5 million as of April 30, 2000. The increase in cash is primarily a result of cash flow from operating activities. During the six months ended October 29, 2000, Isle-Black Hawk's operating activities provided $11.7 million of cash compared to the six months ended October 24, 1999, in which Isle-Black Hawk's operating activities provided $7.6 million of cash.

     Isle-Black Hawk invested $6.9 million in property and equipment in the six months ended October 29, 2000, primarily for the completion of the hotel facility. This compares with the $4.5 million invested by Isle-Black Hawk in property and equipment in the six months ended October 24, 1999.

     Isle-Black Hawk completed construction of its hotel facility containing 237 rooms in August 2000. The facility cost approximately $29.0 million. Isle of Capri Casinos, Inc. loaned $5.75 million to the Company in connection with construction of the hotel.

     Isle-Black Hawk anticipates that additional capital improvements approximating $2.9 million will be made during fiscal 2001 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk had $7.4 million of capital improvements during the six months ended October 29, 2000. Isle-Black Hawk expects that available cash and cash from future operations will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow the Isle-Black Hawk to remain competitive in its existing market. In addition, the indenture restricts, among other things, the Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

          None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

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

          (b)     Reports  on  Form  8-K.
                  ----------------------

               During the quarter ended October 29, 2000, the Company filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.




Dated:  December 11, 2000           /s/ Rexford A. Yeisley
                                     -----------------------------------
                                     Rexford A. Yeisley, Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

     27                               Financial Data Schedule