Form 10-Q
period 2001-01-28
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2001-03-13
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 2001

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






                                                                                 PAGE
                                                                                 ----

PART I             FINANCIAL  INFORMATION
------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, JANUARY 28, 2001 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                  MONTHS ENDED JANUARY 28, 2001 AND JANUARY 23, 2000 (UNAUDITED)    2

                  CONSOLIDATED STATEMENT OF MEMBERS' EQUITY FOR THE
                  NINE MONTHS ENDED JANUARY 28, 2001 (UNAUDITED). . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED JANUARY 28, 2001 AND JANUARY 23, 2000 (UNAUDITED) . . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . . .     5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .     9

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS . . . . .  . . . . . . . . . . . . . . . . . . . .    13

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . .    13

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .    13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .    13

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .    13

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .    13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15




                          ISLE OF CAPRI BLACK HAWK L.L.C.
                            CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                          ASSETS                              January 28,   April 30,
                          ------
                                                                 2001         2000
                                                             ------------  ----------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . .  $     12,806  $    6,513
     Accounts receivable:
          Related parties . . . . . . . . . . . . . . . . .             8           4
          Other . . . . . . . . . . . . . . . . . . . . . .           316         198
     Prepaid expenses and other assets. . . . . . . . . . .         1,048         898
                                                             ------------  ----------
               Total current assets.. . . . . . . . . . . .        14,178       7,613
Property and equipment - net. . . . . . . . . . . . . . . .       104,344      98,711
Other assets:
     Deferred financing costs, net of accumulated
          amortization of $2,382 and $1,865, respectively..         2,468       2,984
     Prepaid deposits and other . . . . . . . . . . . . . .           690         584
                                                             ------------  ----------
               Total assets.. . . . . . . . . . . . . . . .  $    121,680  $  109,892
                                                             ============  ==========

                LIABILITIES AND MEMBERS' EQUITY
                -------------------------------

Current liabilities:
     Current maturities of long-term debt.. . . . . . . . .  $      2,087  $      768
     Accounts payable:
          Trade . . . . . . . . . . . . . . . . . . . . . .         1,704       1,685
          Related parties.. . . . . . . . . . . . . . . . .         2,069       4,731
     Accrued liabilities:
          Interest. . . . . . . . . . . . . . . . . . . . .         4,786       1,970
          Payroll and related.. . . . . . . . . . . . . . .         3,583       3,365
          Property and other taxes. . . . . . . . . . . . .         2,779       1,919
          Progressive jackpots and slot club awards.. . . .         2,203       1,964
          Other.. . . . . . . . . . . . . . . . . . . . . .         1,210       2,098
                                                             ------------  ----------
               Total current liabilities. . . . . . . . . .        20,421      18,500
Long-term debt, less current maturities.. . . . . . . . . .        75,000      75,000

Members' equity:
     Casino America of Colorado, Inc. . . . . . . . . . . .        14,174       8,550
     Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . .        12,085       7,842
                                                             ------------  ----------
               Total members' equity. . . . . . . . . . . .        26,259      16,392
                                                             ------------  ----------
               Total liabilities and members' equity. . . .  $    121,680  $  109,892
                                                             ============  ==========

                 See notes to consolidated financial statements.




                                     ISLE OF CAPRI BLACK HAWK L.L.C.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                            Three Months Ended            Nine Months Ended
                                            ------------------            -----------------
                                         January 28,   January 23,   January 28,    January 23,
                                            2001          2000          2001           2000
                                        ------------  ------------  ------------  ------------
Revenue:
     Casino. . . . . . . . . . . . . .  $    24,559   $    22,961   $    75,602   $    62,646
     Rooms . . . . . . . . . . . . . .          702             -         1,556             -
     Food, beverage and other. . . . .        1,234         1,043         3,732         3,407
                                        ------------  ------------  ------------  ------------
          Total revenue. . . . . . . .       26,495        24,004        80,890        66,053
Operating expenses:
     Casino. . . . . . . . . . . . . .        3,840         3,238        11,162         8,862
     Gaming taxes. . . . . . . . . . .        4,879         4,615        14,939        12,418
     Rooms . . . . . . . . . . . . . .          347             -           809             -
     Food and beverage . . . . . . . .          883           773         2,754         2,452
     Facilities. . . . . . . . . . . .        1,059           869         3,202         2,391
     Marketing and administrative. . .        7,401         7,869        24,075        22,475
     Management fees.. . . . . . . . .        1,068           939         3,235         2,654
     Depreciation and amortization . .        1,025           567         2,400         1,557
                                        ------------  ------------  ------------  ------------
          Total operating expenses . .       20,502        18,870        62,576        52,809
                                        ------------  ------------  ------------  ------------
     Operating income. . . . . . . . .        5,993         5,134        18,314        13,244
     Interest expense. . . . . . . . .       (3,054)       (2,791)       (8,577)       (8,350)
     Interest income . . . . . . . . .           49           105           130           323
                                        ------------  ------------  ------------  ------------
     Net income. . . . . . . . . . . .  $     2,988   $     2,448   $     9,867   $     5,217
                                        ============  ============  ============  ============


                          See notes to consolidated financial statements.



                                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                 CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                                (UNAUDITED)
                                               (IN THOUSANDS)

                                            Casino America of     Blackhawk       Total
                                              Colorado, Inc.      Gold, Ltd.   Members' Equity
                                            -----------------     ----------   ---------------

Balance, April 30, 2000. . . . . . . . . .  $          8,550      $    7,842    $    16,392
     Net income. . . . . . . . . . . . . .             5,624           4,243          9,867
                                            -----------------     -----------   ------------
Balance, January 28, 2001. . . . . . . . .  $         14,174      $   12,085    $    26,259
                                            =================     ===========   ============


                              See notes to consolidated financial statements.




                               ISLE OF CAPRI BLACK HAWK L.L.C.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)


                                                                   Nine Months Ended
                                                                   ------------------
                                                           January 28,      January 23,
                                                              2001             2000
                                                          -------------   -------------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $      9,867    $      5,217
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.. . . . . . . . . . .         2,400           1,557
     Amortization of deferred financing costs. . . . . .           516             515
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . .          (122)            150
          Prepaid expenses and other assets. . . . . . .          (150)            (88)
          Accounts payable and accrued liabilities . . .           400           5,852
                                                          -------------   -------------
Net cash provided by operating activities. . . . . . . .        12,911          13,203

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . .        (7,831)        (11,947)
Decrease in restricted cash. . . . . . . . . . . . . . .             -           2,017
Deposits and other . . . . . . . . . . . . . . . . . . .          (106)           (122)
                                                          -------------   -------------
Net cash used in investing activities. . . . . . . . . .        (7,937)        (10,052)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . .         1,942               -
Principal payments on debt.. . . . . . . . . . . . . . .          (623)           (558)
                                                          -------------   -------------
Net cash provided by (used in) financing activities. . .         1,319            (558)

Net increase in cash and cash equivalents. . . . . . . .         6,293           2,593
Cash and cash equivalents at beginning of period . . . .         6,513          10,917
                                                          -------------   -------------
Cash and cash equivalents at end of period . . . . . . .  $     12,806    $     13,510
                                                          =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest. . . . . . . . . . . . .  $      5,897    $      4,996

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Construction costs funded through accounts payable.           202            694





                      See notes to consolidated financial statements.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended January 28, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 30, 2000.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

     The consolidated financial statements of Isle-Black Hawk include the accounts of Isle-Black Hawk and its subsidiary, Isle of Capri Black Hawk Capital Corp. All material intercompany balances and transactions have been eliminated in consolidation.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Pronouncements

     In June 1998, FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have any derivative or hedging instruments as of January 28, 2001 and expects FASB Statement No. 133 to have no material effect.

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

4.  LONG-TERM  DEBT




                                                                              January 28,   April 30,
                                                                                  2001        2000
                                                                              ------------  ----------
                                                                                  (In thousands)

11% note payable, issued by Isle of Capri Black Hawk L.L.C.,
     due March 2001; non-recourse to Isle of Capri Casinos, Inc. . . . . . .  $        145  $      768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C.,
     due August 2004; non-recourse to Isle of Capri Casinos, Inc . . . . . .        75,000      75,000
Note payable interest at 90 day LIBOR + 3.00% (8.567% on January 28, 2001),
     issued by Isle of Capri Black Hawk L.L.C., due July 2004;
     non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . . .         1,942           -
                                                                              ------------  ----------
                                                                                    77,087      75,768
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . .         2,087         768
                                                                              ------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     75,000  $   75,000
                                                                              ============  ==========


                         ISLE OF CAPRI BLACK HAWK L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  LONG-TERM  DEBT  (CONTINUED)

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997, in connection with the issuance of the First Mortgage Notes (the "Indenture")), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the three and nine months ended January 28, 2001 was $354,000 and $1,043,000, respectively. The amount of contingent interest expense recorded for the three and nine months ended January 23, 2000 was $290,000 and $756,000, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                          Year                  Percentage
                          ----                  ----------

                          2001. . . . . . . .     106.500%
                          2002. . . . . . . .     103.200%
                          2003. . . . . . . .     100.000%
                          2004 and thereafter     100.000%

     On June 5, 2000, as required by the Indenture, the Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due in 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date in accordance with the terms of its indenture. None of the Notes were tendered for purchase. Isle Black-Hawk is required to make an offer based upon excess cash flow every year during the term of the bonds.

     Isle-Black Hawk obtained a letter of credit, as a requirement to warranty the City of Black Hawk (the "City") improvements according to the subdivision improvement agreement with the city. The letter of credit, totaling $.4 million, can be drawn upon by the City for repair on the public improvements during the one-year warranty period ending February 2002.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At January 28, 2001, Isle-Black Hawk was in compliance with all debt covenants.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Loans

     In August 2000, Isle-Black Hawk completed construction of its hotel containing 237 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. loaned Isle-Black Hawk a total of $5.75 million which was used to develop the hotel. The first loan, $5.0 million, was repaid by Isle-Black Hawk on November 28, 2000. The second loan, $0.75 million, is due and payable upon the redemption of the First Mortgage Notes. The loan is recorded in accounts payable related parties in the accompanying balance sheet.

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

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,151 slot machines, 14 table games, on-site covered parking for 1,100 vehicles, a 237 deluxe room hotel and various other amenities.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended January 28, 2001 Compared to Three Fiscal Months Ended January 23, 2000

     Total revenue for the quarter ended January 28, 2001 was $26.5 million, which included $24.6 million of casino revenue, $0.7 million of room revenue and $1.2 million of food, beverage and other revenue. This compares to total revenue for the prior year fiscal quarter ended January 23, 2000 of $24.0 million, which included $23.0 million of casino revenue and $1.0 million of food, beverage and other revenue. Casino revenue increased $1.6 million or 7.0% primarily as a result of the increase in slot revenue that was driven by a 14.7% increase in patron count coupled with a 3.8% increase in slot units. Patron counts were positively impacted by the opening of the new hotel in August 2000. Room revenue totaled $0.7 million due to the hotel opening. Food, beverage and other revenue increased by $0.2 million or 18.3% as a result of the opening of the new hotel. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended January 28, 2001 totaled $3.8 million, or 15.6% of casino revenue. This compares to casino operating expenses for the prior year fiscal quarter ended January 23, 2000 of $3.2 million, or 14.1% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $4.9 million for the quarter ended January 28, 2001, compared to $4.6 million for the quarter ended January 23, 2000, which is consistent with the applicable Colorado's gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $0.9 million for the quarter ended January 28, 2001, compared to $0.8 million for the quarter ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues were 71.6% for the quarter ended January 28, 2001 compared to 74.1% for the quarter ended January 23, 2000. The decrease as a percentage of revenue was due to the decreased cost of goods sold from 43.7% to 40.9%.

     Facilities expenses totaled $1.1 million for the quarter ended January 28, 2001 compared to $0.9 million for the quarter ended January 23, 2000. These expenses include salaries, wages and benefits, as well as operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $7.4 million, or 27.9% of total revenue, for the quarter ended January 28, 2001. This compares to marketing and administrative expenses of $7.9 million, or 32.8% of total revenue, for the quarter ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Depreciation and amortization expense was $1.0 million and $0.6 million for the quarters ended January 28, 2001 and January 23, 2000, respectively. These expenses relate to property and equipment. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed in service or acquired.

     Interest expense was $3.1 million for the quarter ended January 28, 2001. This compares to interest expense of $2.8 million, net of capitalized interest of $0.3 million for the quarter ended January 23, 2000. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property and equipment.


Nine Fiscal Months Ended January 28, 2001 Compared to Nine Fiscal Months Ended January 23, 2000

     Total revenue for the nine months ended January 28, 2001 was $80.9 million, which included $75.6 million of casino revenue, $1.6 million of room revenue and $3.7 million of food, beverage and other revenue. This compares to total revenue for the nine months ended January 23, 2000 of $66.1 million, which included $62.6 million of casino revenue and $3.4 million of food, beverage and other revenue. Casino revenue increased $13.0 million or 20.7% primarily as a result of the 21.4% increase in slot revenue which was driven by a 28.3% increase in patron count and a 3.9% increase in slot units. Patron counts increased partially as a result of the opening of the new hotel in August 2000. Room revenue increased $1.6 million due to the hotel opening. Food, beverage and other revenue increased by $0.3 million or 9.5% as a result of the opening of the new hotel. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the nine months ended January 28, 2001 totaled $11.2 million, or 14.8% of casino revenue. This compares to casino operating expenses for the nine months ended January 23, 2000 of $8.9 million, or 14.1% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $14.9 million for the nine months ended January 28, 2001, compared to $12.4 million for the nine months ended January 23, 2000, which is consistent with the applicable Colorado's gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $2.8 million for the nine months ended January 28, 2001, compared to $2.5 million for the nine months ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues were 73.8% for the nine months ended January 28, 2001 compared to 72.0% for the nine months ended January 23, 2000. This was primarily attributable to the use of contract labor to offset the increased volume due to the opening of the hotel.

     Facilities expenses totaled $3.2 million for the nine months ended January 28, 2001 compared to $2.4 million for the nine months ended January 23, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $24.1 million, or 29.8% of total revenue, for the nine months ended January 28, 2001. This compares to marketing and administrative expenses of $22.5 million, or 34.0% of total revenue, for the nine months ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Depreciation and amortization expense was $2.4 million and $1.6 million for the nine months ended January 28, 2001 and January 23, 2000, respectively. These expenses relate to property and equipment. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed in service or acquired.

     Interest expense was $8.6 million, net of capitalized interest of $0.7 million for the nine months ended January 28, 2001. This compares to interest expense of $8.4 million, net of capitalized interest of $0.6 million for the nine months ended January 23, 2000. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property and equipment.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 28, 2001 Isle-Black Hawk had cash and cash equivalents of $12.8 million compared to cash and cash equivalents of $6.5 million as of April 30, 2000. The increase in cash is primarily a result of cash flow from operating activities. During the nine months ended January 28, 2001, Isle-Black Hawk's operating activities provided $12.9 million of cash compared to the nine months ended January 23, 2000, in which Isle-Black Hawk's operating activities provided $13.2 million of cash.

     Isle-Black Hawk invested $7.8 million in property and equipment in the nine months ended January 28, 2001, primarily for the completion of the hotel facility. This compares with the $11.9 million invested by Isle-Black Hawk in property and equipment in the nine months ended January 23, 2000.

     Isle-Black Hawk completed construction of its hotel facility containing 237 rooms in August 2000. The facility cost approximately $29.0 million. Isle of Capri Casinos, Inc. loaned $5.75 million to the Company in connection with construction of the hotel, of which $5.0 million was repaid on November 28, 2000.

     Isle-Black Hawk anticipates that additional capital improvements approximating $1.3 million will be made during the remainder of fiscal 2001 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow the Isle-Black Hawk to remain competitive in its existing market. In addition, the Indenture restricts, among other things, the Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

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

             (b).    Reports  on  Form  8-K.
                     ----------------------

               During the quarter ended January 28, 2001, the Company filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.




Dated:  March 13, 2001                         /s/ Rexford A. Yeisley
                                               ----------------------
                                   Rexford A. Yeisley, Chief Financial Officer,
                                   (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

None.