Form 10-K405
period 2001-04-29
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2001-07-27
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2001

                                       OR

[]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                        Commission File Number 333-38093
                                               ---------

    ISLE OF CAPRI BLACK HAWK L.L.C. / ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Colorado          84-1422931
                          --------          ----------
             (State or other jurisdiction          (I.R.S. Employer
        of incorporation or organization)          Identification Number)


            1641 Popps Ferry Road, Biloxi, Mississippi          39532
            ------------------------------------------          -----
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

                                                                       PAGE
                                                                       ----

PART I                                                                    1
------

ITEM 1.    BUSINESS                                                       1

TEM 2.    PROPERTY                                                        7

ITEM 3.    LEGAL PROCEEDINGS                                              7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            7

PART II                                                                   7
-------

ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                  STOCKHOLDERS'  MATTERS                                  7

ITEM 6.    SELECTED FINANCIAL DATA                                        7

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                 CONDITION  AND  RESULTS  OF  OPERATIONS                  8

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
                  ABOUT  MARKET  RISK                                    12

ITEM 8.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    13

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
               ACCOUNTING  AND  FINANCIAL  DISCLOSURE                    27

PART III                                                                 27
--------

ITEM 10.   DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT             27

ITEM 11.   EXECUTIVE COMPENSATION                                        29

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                   MANAGEMENT                                            31

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                32

PART IV                                                                  33
-------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
                   ON  FORM  8-K                                         33

SIGNATURES                                                               34

                                     PART I
                                     ------

ITEM  1.     BUSINESS

GENERAL


     Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk" or "the Company") owns a casino and hotel in Black Hawk, Colorado, approximately 40 miles west of Denver and the facility is managed by Isle of Capri Casinos, Inc. ("Isle of Capri") pursuant to a long-term management agreement. The casino opened December 30, 1998 and the hotel opened in August 2000. Isle-Black Hawk is owned by Casino America of Colorado, Inc., a wholly-owned subsidiary of Isle of Capri Casinos, Inc. (traded under the symbol "ISLE") and Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. (traded under the symbol "UWIN") with Isle of Capri Casinos, Inc. currently owning a 57% interest and Nevada Gold & Casinos, Inc. currently owning a 43% interest.

     Isle-Black Hawk was organized in Colorado in April 1997, along with Isle of Capri Black Hawk Capital Corp., our wholly-owned subsidiary that has no operations and which was formed as a vehicle to raise capital for the construction and development of the casino. In August 1997, we issued $75 million principal amount of First Mortgage Notes due 2004 with Contingent Interest. The proceeds were used to finance the development of the casino. The casino is situated immediately adjacent to the southeast corner of Mill and Main streets in Black Hawk, Colorado.

     The casino is a 43,000 square-foot facility featuring 1,144 slot machines and 14 table games. The casino has a four-level, on-site parking garage, with approximately 1,100 covered parking spaces, directly accessible by elevator to the casino. The Isle-Black Hawk offers customers a wide variety of non-gaming amenities, including a 237-room hotel, a 92-seat Farraddays' TM restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds deli, a Banana Cabana souvenir gift shop and a 4,000 square-foot event center that is used for meetings and entertainment.

COMPETITION

     We believe that the primary competitive factors in the Black Hawk market (comprised of the cities of Black Hawk and Central City) are location, hotel rooms, availability and convenience of parking, number of slot machines and table games, types and pricing of non-gaming amenities, name recognition, customer service and overall atmosphere. Although the Black Hawk market has several privately held gaming facilities, we consider our main competition to be the larger gaming facilities located in Black Hawk and Central City, particularly those with considerable on-site parking and established brand names and reputations in the local market. The largest casinos in the Black Hawk market in terms of number of gaming positions are Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers Black Hawk, Canyon Casino (formerly operated by Harrah's), Fitzgeralds Black Hawk, Gilpin Hotel Casino, the Lodge Casino, Mardi Gras Casino and Riviera Casino. Each of these casinos offers on-site parking.

     We believe that our primary competition is from casinos located in immediate proximity to our casino. Colorado Central Station, a well-established casino, is located across the intersection of Mill Street and Main Street. Colorado Central Station has approximately 700 slot machines and 20 table games, amenities such as a food court and a bar and among the most parking spaces of any gaming facility in the city of Black Hawk with approximately 690 valet parking spaces. In June 1998, the Lodge opened a facility which has approximately 800 slot machines, 22 table games, underground parking accommodating approximately 500 vehicles, and 50 hotel rooms. This facility is located approximately 0.3 miles from our casino. In February 2000, Riviera
Casino opened across the street from the Isle-Black Hawk. Riviera has over 1,000 slot machines and 12 table games. In March 2000, Mardi Gras Casino opened and features over 600 slot machines and 690 valet and self-parking spaces. Plans for two new casinos have been announced and construction on one such facility, which will be operated by Hyatt, has commenced and is scheduled to open in October 2001.

     The casinos in Cripple Creek (located a driving distance of 110 miles to the south of the Black Hawk market and 45 miles west of Colorado Springs) and the Native American casinos located in the southwestern corner of the state constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek also provides limited competition to the Black Hawk market. Isle-Black Hawk also competes with other forms of gaming including lottery gaming and horse and dog racing, among others, and competes for entertainment dollars generally with other forms of entertainment. The information contained in this discussion of competition was derived from publicly available data, except where stated otherwise. While we regard these sources as reasonably reliable, no assurances can be made regarding the accuracy of such information.

EMPLOYEES

          As of April 29, 2001, we employed approximately 730 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

REGULATORY  MATTERS


     The State of Colorado created the Division of Gaming (the "Colorado Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Colorado Division (the "Colorado Director"), pursuant to regulations promulgated by, and subject to the review of, a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming laws and regulations (the "Colorado Regulations"). The Colorado Director may inspect, without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Colorado Director may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The Isle of Capri Black Hawk's failure or inability, or the failure or inability of others associated with the Isle of Capri Black Hawk, including Isle of Capri Casinos, Inc. and Casino America of Colorado, Inc., to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by Isle of Capri Black Hawk, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees which must be renewed every two years.

     As a general rule, under the Colorado Regulations, no person may have an "ownership interest" in more that three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail licensee for purposes of the multiple license prohibition if:


- that person has less than a five percent (5%) ownership interest in an institutional investor which has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

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

- an institutional investor possesses voting securities in a fiduciary capacity for another person and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

- a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the oustandind voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

     - a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

- an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

- a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

     - a person owns less than five percent (5%) of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.


Hence, our business opportunities, and those of persons with an "ownership interest" in Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or the Isle of Capri Black Hawk, are limited to interests that comply with the Colorado Regulations and the Colorado Commission's rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided to the Division within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. A " substantial interest" means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5%. The Colorado Commission has ruled that a person does not have a "substantial interest" if such person's sole ownership interest in such licensee is through the ownership of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     The Isle of Capri Casinos, Inc. is a "publicly traded corporation" under the Colorado Regulations.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, Isle of Capri Casinos, Inc. and Casino America of Colorado, Inc. and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own ten percent (10%) or more of a direct or indirect beneficial ownership or interest in Isle of Capri Black Hawk, through their beneficial ownership of any class of voting securities of Isle of Capri Casinos, Inc, Casino America of Colorado, Inc. or Isle of Capri Black Hawk. Those persons must report their interest within ten (10) days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own five percent (5%) or more interest (but less than 10%) of a direct or indirect beneficial ownership or interest in Isle of Capri Black Hawk, through their beneficial ownership of any class of voting securities of Isle of Capri Black Hawk, Isle of Capri Casinos, Inc. or Casino America of Colorado, Inc., must report their interest to the Colorado Commission within ten (10) days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning five percent (5%) or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Isle of Capri Black Hawk through their beneficial ownership in any class of voting of security of Isle of Capri Black Hawk, Casino America of Colorado, Inc., or Isle of Capri Casinos, Inc., before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $57 per hour.

     The Colorado Regulations define a "voting security" to be a security the holder of which is entitled to vote generally for the election of a member or members of the board of directors or board of trustees of a corporation or a comparable person or persons of another form of business organization.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company);
(6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment devices or premises and (8) all persons contracting with or supplying any goods and services to the gaming regulators.

     Certain public officials and employees are prohibited from having any direct or indirect interest in a license or limited gaming.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" (as defined below) of lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Colorado Director, must promptly provide to the Colorado Commission or Colorado Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" or lease with any person who failed to provide the information requested. In addition, the Colorado Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk. As noted above, any person or entity required to file information, Be licensed or found suitable would be required by us to pay the costs thereof And of any investigation. Although the Colorado Regulations do not require the Prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, require changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable. In any event, lenders, noteholders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado Gaming Authorities. Information regarding lenders and holders of securities will be periodically reported to the Colorado Gaming Authorities.

     Except under certain limited circumstances relating to slot machine manufactures and distributors, every person supplying goods, equipment, devices or services to any licensee in return for payment of a percentage, or calculated upon a percentage, of limited gaming activity or income must obtain an operator license or be listed on the retailer's license where such gaming will take place. With respect to the foregoing requirement, it is the current practice of the Colorado Division to require manufacturers and distributors to obtain an operator license if the limited exceptions do not apply to them and to require other persons to be listed as associated persons on the license of the applicable retailer.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who, among other things: (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of, specified crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk, then Isle of Capri Black Hawk, then Isle of Capri Casinos, Inc., Casino America of Colorado, Inc., or Isle of Capri Black Hawk may be sanctioned, which may include the loss of our approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, Isle of Capri Black Hawk may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in Isle of Capri Black Hawk or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of the Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found unsuitable, or indirectly can cause Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase and conveyance or acquisition of a controlling interest in Isle of Capri Black Hawk is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission.

     Isle of Capri Black Hawk must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Isle of Capri Black Hawk also must not exceed specified gaming square footage limits as a total of each floor and the full building. The casino at Isle of Capri Black Hawk may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Isle of Capri Black
Hawk  may  not  provide  credit  to  its  gaming  patrons.

     A licensee is required to provide information and file periodic reports with the Colorado regulators, including identifying those who have a 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have the right to share in revenues of limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming, or who possesses a license to conduct foreign gaming, is required to notify the Colorado regulators. Any person licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado regulators.

     The Colorado regulators have broad authority to sanction, fine, suspend and revoke a license for violations of the Colorado regulations. Violations of many provisions of the Colorado regulations also can result in criminal penalties.

     The Colorado Constitution currently permits gaming only in a limited number of cities and certain commercial districts in such cities.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to an including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise same from time to time.

     In November 2000, voters approved a law that would allow Colorado to participate in multi-state lotteries.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, Isle of Capri Black Hawk, through their ownership of Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees or from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of Isle of Capri Black Hawk, Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. Isle of Capri Black Hawk holds a hotel and restaurant liquor license for its casino, hotel and restaurant operations, rather than a gaming tavern license. Accordingly, no person directly or indirectly interested in Isle of Capri Black Hawk may be directly or indirectly interested in most other types of liquor licenses, and specifically cannot be directly or indirectly interested in an entity which holds a gaming tavern license.

ITEM  2.     PROPERTY.

     The  property  upon  which  the casino is located consists of approximately
10.1 acres that we own located at the southeast corner of Mill and Main streets in Black Hawk, Colorado.

     On January 2, 1998, a subsidiary of Isle of Capri Casinos, Inc. acquired approximately 0.7 acres of property contiguous to our property in order to expand the entrance and signage of the casino. On January 2, 1998, we entered into a lease agreement with this subsidiary for their property. The lease obligation consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. During the term of the lease, we had the right to purchase the property for $1.5 million plus all interest and out-of-pocket costs incurred in connection with the purchase and ownership of the land, less any payments made by us, as lessee. On January 7, 2000, we purchased this property.

ITEM  3.     LEGAL  PROCEEDINGS.

     We  are  not  party  to  any  material  litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDERS'
MATTERS.

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




                                                                                                     April 25, 1997
                                                                                                    (date of inception)
                                                        Fiscal Year Ended                              through
                                                      --------------------
                                           April 29, 2001        April 30, 2000   April 25, 1999    April 26, 1998
                                           --------------------  ---------------  ----------------  ----------------
                                                                     (In thousands)
INCOME STATEMENT DATA
Net revenue . . . . . . . . . . . . . . .  $            100,119  $        85,187  $        20,889   $             -
Operating income. . . . . . . . . . . . .                26,288           19,359               21                 -
Net income (loss) . . . . . . . . . . . .                14,784            8,605           (5,186)           (2,032)

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . . .  $            121,234  $       109,892  $        98,263   $        95,877
Long-term debt including current portion.                76,757           75,768           76,522            75,000
Members' equity . . . . . . . . . . . . .                30,484           16,392            7,787            12,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, Isle-Black Hawk's financial statements, including the notes thereto, and other financial information included elsewhere in this report.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Black Hawk market, the effects of regulatory and legislative matters and Isle-Black Hawk's plans to make capital investments at its facility are forward-looking statements. Although Isle-Black Hawk believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected.

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with approximately 1,144 slot machines, 14 table games, on-site covered parking for 1,100 vehicles, a 237-room hotel and various other amenities.

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

     Isle-Black Hawk also believes that its operating results may be affected by seasonality and weather.

RESULTS  OF  OPERATIONS

Fiscal  Year  Ended  April 29, 2001 Compared to Fiscal Year Ended April 30, 2000

     Gross revenue for the fiscal year ended April 29, 2001 was $119.8 million, which included $102.0 million of casino revenue, $3.8 million of rooms revenue, and $14.0 million of food, beverage and other revenue. This compares to gross revenue for the fiscal year ended April 30, 2000 of $100.3 million, which included $88.6 million of casino revenue and $11.8 million of food, beverage and other revenue. Casino revenue increased $13.5 million or 15.2% primarily as a result of an increase in slot revenue that was driven by a 33.9% increase in patron count coupled with a 5.1% increase in slot units. Patron counts were positively impacted by the opening of the new hotel in August 2000. Food, beverage and other revenue increased by $2.3 million or 19.1% primarily as a result of the opening of the new hotel.

     Casino operating expenses for the fiscal year ended April 29, 2001 totaled $14.8 million, or 14.5% of casino revenue versus $12.6 million, or 14.2% of casino revenue for the fiscal year ended April 30, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino. The increase in expenses is consistent with the increased casino revenue.

     State and local gaming taxes paid in Colorado totaled $20.1 million, or 19.7% of casino revenue, for the fiscal year ended April 29, 2001, versus $17.3 million, or 19.6% of casino revenue. These rates are consistent with Colorado's gaming tax rate for the applicable fiscal year.

     Food, beverage and other expenses totaled $3.7 million for the fiscal year ended April 29, 2001 versus $3.4 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 26.2% for fiscal 2001 versus 28.6% for fiscal 2000. The decreased percentage reflects positve results of programs to reduce cost of products sold.

     Facilities expenses totaled $4.2 million or 4.2% of net revenue for the fiscal year ended April 29, 2001 versus $3.4 million, or 4.0% of net revenue, for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $22.2 million, or 22.1% of net revenue, for the fiscal year ended April 29, 2001 versus $23.2 million, or 27.3% of net revenue, for the fiscal year ended April 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. These expenses were higher in fiscal 2000 than fiscal 2001 due to the additional costs associated with building the brand name in the Isle-Black Hawk market.

     Management fees totaled $4.4 million, or 4.4% of net revenue, for the fiscal year ended April 29, 2001 versus $3.7 million, or 4.4% of net revenue, for the fiscal year ended April 30, 2000. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $3.3 million for the fiscal year ended April 29, 2001 versus $2.1 million for the fiscal year ended April 30,
2000. These expenses relate to property and equipment. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed in service or acquired.

     For the fiscal year ended April 29, 2001 interest expense was $11.5 million, net of capitalized interest of $0.7 million and interest income of $0.2 million. This compares to interest expense of $10.8 million, net of capitalized interest of $1.1 million and interest income of $0.4 million for the fiscal year ended April 30, 2000. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property and equipment.

Fiscal  Year  Ended  April 30, 2000 Compared to Fiscal Year Ended April 25, 1999

     There is a lack of comparable information between fiscal years 2000 and 1999 because Isle-Black Hawk was in the development stage until it commenced operations on December 30, 1998, during the third quarter of fiscal 1999. Prior to commencement of operations, Isle-Black Hawk did not have any historical operating results other than interest expense on Isle-Black Hawk's outstanding indebtedness, interest income on Isle-Black Hawk's restricted cash, the receipt of certain capital contributions and the capitalization of certain costs until it commenced operations. Due to the lack of comparability, the following discussion focuses on Isle-Black Hawk's gaming operations during the fiscal year ended April 30, 2000 and the fiscal year ended April 25, 1999 separately.

Fiscal  Year  Ended  April  30,  2000

     Gross revenue for the fiscal year ended April 30, 2000 was $100.3 million, which included $88.6 million of casino revenue and $11.8 million of food, beverage and other revenue.

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

     Food, beverage and other expenses totaled $3.4 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 28.6% for the fiscal year ended April 30, 2000.

     Facilities expenses totaled $3.4 million, or 4.0% of net revenue, for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $23.2 million, or 27.3% of net revenue, for the fiscal year ended April 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Management fees totaled $3.7 million, or 4.4% of net revenue, for the fiscal year ended April 30, 2000. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $2.1 million for the fiscal year ended April 30, 2000. These expenses relate to property and equipment.

     Interest expense was $10.8 million for the fiscal year ended April 30, 2000, net of capitalized interest of $1.1 million and interest income of $.4 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.

Fiscal  Year  Ended  April  25,  1999

     Gross revenue for the fiscal year ended April 25, 1999 was $23.1 million, which included $20.7 million of casino revenue and $2.4 million of food, beverage and other revenue.

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

     Food, beverage and other expenses totaled $1.1 million for the fiscal year ended April 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues were 45.7% for the fiscal year ended April 25, 1999.

     Facilities expenses totaled $1.1 million, or 5.1% of net revenue, for the fiscal year ended April 25, 1999. These expenses include salaries, wages and benefits, operating expenses of insurance, housekeeping and general maintenance of the facilities.

     Marketing and administrative expenses totaled $6.8 million, or 32.5% of net revenue, for the fiscal year ended April 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.

     Pre-opening expenses of $3.3 million for the fiscal year ended April 25, 1999 represent salaries, benefits, training, marketing and other noncapitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk.

     Management fees totaled $0.8 million, or 3.7% of net revenue, for the fiscal year ended April 25, 1999. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $1.0 million for the fiscal year ended April 25, 1999. These expenses relate to property and equipment.

     Interest expense was $5.2 million for the fiscal year ended April 25, 1999, net of capitalized interest of $4.8 million and interest income of $.9 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment and leasehold improvements.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 29, 2001, Isle-Black Hawk had cash and cash equivalents of $13.0 million, compared to $6.5 million at April 30, 2000. The increase in cash is primarily a result of cash flow from operating activities. During the year ended April 29, 2001, Isle-Black Hawk's operating activities provided $14.8 million of cash compared to the year ended April 30, 2000, in which Isle-Black Hawk's operating activities provided $13.8 million of cash.

     Isle-Black Hawk invested $8.3 million in property and equipment during the year ended April 29, 2001, primarily for the completion of the hotel facility. This compares with the $19.4 million invested by Isle-Black Hawk in property and equipment during the year ended April 30, 2000, primarily for the development of the hotel.

     Isle-Black Hawk completed construction of its hotel facility containing 237 rooms in August 2000. The facility cost approximately $29.0 million. Isle of Capri Casinos, Inc. loaned $5.75 million to the Company in connection with construction of the hotel, of which $5.0 million was repaid on November 28, 2000.

     Isle-Black Hawk anticipates that additional capital improvements of approximately $3.7 million will be made during fiscal 2002 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow it to remain competitive in its existing market. In addition, the Indenture restricts, among other things, Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of its plans for capital improvements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Isle-Black Hawk does not have any material exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices). As of April 29, 2001, Isle-Black Hawk did not have any derivative instruments.

ITEM  8.     INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                                                                            PAGE
                                                                            ----
ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . 14
Consolidated Balance Sheets, April 29, 2001 and April 30, 2000. . . . . . . . 15
Consolidated  Statements of Operations, Fiscal Years ended April 29, 2001,
April 30,  2000 and  April  25,  1999. . . . . . . . . . . . . . . . . . . . .16
Consolidated  Statements  of Members' Equity, Fiscal Years ended April 29, 2001,
April  30,  2000 and  April  25,  1999. . . . . . . . . . . . . . . . . . . . 17
Consolidated  Statements of Cash Flows, Fiscal Years ended April 29, 2001,
April 30,  2000 and  April  25,  1999. . . . . . . . . . . . . . . . . . . . .18
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . 19

                         REPORT OF INDEPENDENT AUDITORS


To  the  Members
Isle  of  Capri  Black  Hawk  L.L.C.


     We have audited the accompanying consolidated balance sheets of Isle of Capri Black Hawk L.L.C. as of April 29, 2001 and April 30, 2000, and the related consolidated statements of operations, members' equity and cash flows for the years ended April 29, 2001, April 30, 2000 and April 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Black Hawk L.L.C. at April 29, 2001 and April 30, 2000, and consolidated results of its operations and its cash flows for the years ended April 29, 2001, April 30, 2000 and April 25, 1999 in conformity with accounting principles generally accepted in the United States.

                                                  ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  14,  2001




                            ISLE OF CAPRI BLACK HAWK L.L.C.
                            CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                            ASSETS                                April 29,   April 30,
                            ------                                    2001        2000
                                                               ------------   ----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .. . . .  $   13,042  $    6,513
  Accounts receivable:
    Related parties . . . . . . . . . . . . . . . . . .  . . .           3           4
    Other . . . . . . . . . . . . . . . . . . . . . . .  . . .         389         198
  Prepaid expenses and other assets.. . . . . . . . . .  . . .         976         898
                                                                ----------  ----------
      Total current assets. . . . . . . . . . . . . . .  . . .      14,410       7,613
Property and equipment - net. . . . . . . . . . . . . .  . . .     103,677      98,711
Other assets:
  Deferred financing costs, net of accumulated amortization of .
    $2,553 and $1,865, respectively.. . . . . . . . . .  . . .       2,296       2,984
  Restricted cash . . . . . . . . . . . . . . . . . . .  . . .         202           -
  Prepaid deposits and other. . . . . . . . . . . . . .  . . .         649         584
                                                                ----------  ----------
      Total assets. . . . . . . . . . . . . . . . . . .  . . .  $  121,234  $  109,892
                                                                ==========  ==========

                            LIABILITIES AND MEMBERS' EQUITY
                            -------------------------------

Current liabilities:
  Current maturities of long-term debt. . . . . . . . .  . . .  $      555  $      768
  Accounts payable:
    Trade . . . . . . . . . . . . . . . . . . . . . . . . .. .       1,243       1,685
    Related parties.. . . . . . . . . . . . . . . . . . . .. .       2,190       4,731
  Accrued liabilities:
    Interest. . . . . . . . . . . . . . . . . . . . . . . .. .       2,054       1,970
    Construction payable. . . . . . . . . . . . . . . . . .. .           5       1,096
    Payroll and related.. . . . . . . . . . . . . . . . . .. .       3,420       3,365
    Property and other taxes. . . . . . . . . . . . . . . .. .       2,024       1,919
    Progressive jackpots and slot club awards.. . . . . . .. .       2,190       1,964
    Other.. . . . . . . . . . . . . . . . . . . . . . . . .. .         867       1,002
                                                                ----------  ----------
      Total current liabilities.. . . . . . . . . . . . . .. .      14,548      18,500
Long-term debt, less current maturities.. . . . . . . . . .. .      76,202      75,000

Members' equity:
  Casino America of Colorado, Inc . . . . . . . . . . . . .. .      16,582       8,550
  Blackhawk Gold, Ltd.. . . . . . . . . . . . . . . . . . .. .      13,902       7,842
                                                                ----------  ----------
      Total members' equity.. . . . . . . . . . . . . . . .. .      30,484      16,392
                                                                ----------  ----------
      Total liabilities and members' equity . . . . . . . .. .  $  121,234  $  109,892
                                                                ==========  ==========


                 See notes to consolidated financial statements.




                              ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS)



                                                          Fiscal Year Ended
                                                         -------------------
                                        April 29, 2001       April 30, 2000    April 25, 1999
                                        -------------------  ----------------  ----------------
Revenues:
  Casino . . . . . . . . . . . . . . .  $          101,997   $        88,548   $        20,679
  Rooms. . . . . . . . . . . . . . . .               3,769                 -                 -
  Food, beverage and other . . . . . .              14,021            11,774             2,422
                                        -------------------  ----------------  ----------------
    Gross revenues . . . . . . . . . .             119,787           100,322            23,101
    Less: promotional allowances . . .              19,668            15,135             2,212
                                        -------------------  ----------------  ----------------
           Net revenues. . . . . . . .             100,119            85,187            20,889
Operating expenses:
  Casino . . . . . . . . . . . . . . .              14,817            12,596             2,886
  Gaming taxes . . . . . . . . . . . .              20,082            17,340             3,930
  Rooms. . . . . . . . . . . . . . . .               1,168                 -                 -
  Food and beverage. . . . . . . . . .               3,670             3,366             1,108
  Facilities . . . . . . . . . . . . .               4,194             3,448             1,074
  Marketing and administrative . . . .              22,174            23,227             6,795
  Pre-opening. . . . . . . . . . . . .                   -                 -             3,320
  Management fees. . . . . . . . . . .               4,390             3,737               770
  Depreciation and amortization. . . .               3,336             2,114               985
                                        -------------------  ----------------  ----------------
    Total operating expenses . . . . .              73,831            65,828            20,868
                                        -------------------  ----------------  ----------------
  Operating income . . . . . . . . . .              26,288            19,359                21
  Interest expense . . . . . . . . . .             (11,688)          (11,139)           (6,057)
  Interest income. . . . . . . . . . .                 184               385               850
                                        -------------------  ----------------  ----------------
Net income (loss). . . . . . . . . . .  $           14,784   $         8,605   $        (5,186)
                                        ===================  ================  ================

                 See notes to consolidated financial statements.




                              ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                              (IN THOUSANDS)

                                             Casino America of    Blackhawk         Total
                                             Colorado, Inc.       Gold, Ltd.    Members' Equity
                                             -------------------  ------------  -----------------

Balance, April 26, 1998.. . . . . . . . . .  $            7,121   $     5,852   $         12,973
  Equity transfer . . . . . . . . . . . . .                (500)          500                  -
  Net loss. . . . . . . . . . . . . . . . .              (2,976)       (2,210)            (5,186)
                                             -------------------  ------------  -----------------
Balance, April 25, 1999 . . . . . . . . . .               3,645         4,142              7,787
  Net income. . . . . . . . . . . . . . . .               4,905         3,700              8,605
                                             -------------------  ------------  -----------------
Balance, April 30, 2000 . . . . . . . . . .               8,550         7,842             16,392
  Net income. . . . . . . . . . . . . . . .               8,427         6,357             14,784
  Distribution to partners. . . . . . . . .                (394)         (298)              (692)
                                             -------------------  ------------  -----------------
Balance, April 29, 2001.. . . . . . . . . .  $           16,582   $    13,902   $         30,484
                                             ===================  ============  =================


                 See notes to consolidated financial statements.



                          ISLE OF CAPRI BLACK HAWK L.L.C.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)



                                                                     Fiscal Year Ended
                                                                    -------------------
                                                                 April 29,    April 30,    April 25,

                                                                     2001         2000         1999
                                                       -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . .  $           14,784   $    8,605   $   (5,186)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization.. . . . . . . . . . .               3,336        2,114          985
  Amortization of deferred financing costs. . . . . .                 689          687          704
  Changes in current assets and liabilities:
    Accounts receivable.. . . . . . . . . . . . . . .                (190)         108          721
    Prepaid expenses and other assets . . . . . . . .                 (78)        (370)        (493)
    Accounts payable and accrued liabilities. . . . .              (3,739)       2,680        6,026
                                                       -------------------  -----------  -----------
Net cash provided by operating activities . . . . . .              14,802       13,824        2,757

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . .              (8,302)     (19,351)     (40,395)
Decrease (increase) in restricted cash. . . . . . . .                (202)       2,017       46,931
Deposits and other. . . . . . . . . . . . . . . . . .                 (66)        (141)        (444)
                                                       -------------------  -----------  -----------
Net cash provided by (used in) investing activities..              (8,570)     (17,475)       6,092

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . .               1,942            -        1,581
Principal payments on debt. . . . . . . . . . . . . .                (953)        (754)         (59)
Distribution to partners. . . . . . . . . . . . . . .                (692)           -            -
                                                       -------------------  -----------  -----------
Net cash provided by (used in) financing activities .                 297         (754)       1,522

Net increase (decrease) in cash and cash equivalents.               6,529       (4,405)      10,371
Cash and cash equivalents at beginning of year. . . .               6,513       10,918          547
                                                       -------------------  -----------  -----------
Cash and cash equivalents at end of year. . . . . . .  $           13,042   $    6,513   $   10,918
                                                       ===================  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest. . . . . . . . . . . . .  $           11,251   $   10,882   $    9,851

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Other:
  Construction costs funded through accounts payable..                  5        1,096           24






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

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

     Cash  equivalents

     Isle-Black Hawk considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At April 29, 2001, there were no cash equivalents.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Deferred  Financing  Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

     Income  Taxes

     No provision for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibilities of the individual members.

     Revenue  and  promotional  allowances

     Casino revenues represent the net win from gaming activities. Net win is the difference between gaming wins and losses. Casino revenues are net of accruals for the anticipated payouts of progressive electronic gaming device jackpots.

     Net revenues do not include the retail amount of food, beverage, and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, totaled $10.3 million, $7.1 million and $1.1 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $7.3 million, $5.9 million and $1.0 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. Promotional allowances also include cash given to guests (see New Pronouncements).

     Advertising  Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended April 29, 2001, April 30, 2000 and April 25, 1999 totaled $2.3 million, $2.5 million and $.8 million, respectively.

     New  Pronouncements

          In  June  1998,  FASB  Statement  No.  133  Accounting  for Derivative
Instruments and Hedging Activities ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have any derivative or hedging instruments as of April 29, 2001 and expects FASB Statement No. 133 to have no material effect.

     Effective for fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No.00-14 "Accounting for Certain Sales Incentives" and EITF Issue No.00-22, "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2001 presentation, approximately $8.0 million and $1.2 million of slot points expense and cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the years ended April 30, 2000 and April 25, 1999, respectively.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following:






                                                          April 29,  April 30,
                                                            2001        2000
                                                    ---------------  ----------
Property and equipment . . . . . . . . . . . . . .          (In thousands)
  Land and land improvements.. . . . . . . . . . .  $        15,819  $   16,104
  Leasehold improvements.. . . . . . . . . . . . .               45           -
  Buildings and improvements . . . . . . . . . . .           87,224      61,443
  Furniture, fixtures and equipment. . . . . . . .            7,012       3,261
  Construction in progress . . . . . . . . . . . .               12      21,002
                                                    ---------------  ----------
                                                            110,112     101,810
  Less:  accumulated depreciation and amortization            6,435       3,099
                                                    ---------------  ----------
                                                    $       103,677  $   98,711
                                                    ===============  ==========




     Property and equipment is recorded at cost, except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation and amortization of property and equipment began accumulating upon the commencement of gaming operations and is computed using the straight-line method over the following estimated useful lives:





                                   YEARS
                                   -----
Slot machines.. . . . . . . . . .      3
Furniture, fixtures and equipment   5-10
Buildings and improvements. . . .   39.5


     Interest capitalized during the years ended April 29, 2001, April 30, 2000 and April 29, 1999 totaled $.7 million, $1.1 million and $4.8 million, respectively. Depreciation expense for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, totaled $3.3 million, $2.1 million and $1.0 million, respectively.

          Effective April 26, 1999, Isle-Black Hawk increased its estimate of the useful lives of all buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. At the same time, Isle-Black Hawk reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. The net effect of these two changes increased consolidated net income for the years ended April 29, 2001 and April 25, 2000, by $.9 million and $.9 million, respectively.
Excluding the changes in useful lives, consolidated net income for the years ended April 29, 2001 and April 30, 2000 would have been $13.9 million and $7.7 million, respectively.

3.     RESTRICTED  CASH

     Restricted cash consists of a certificate of deposit in the amount of $.2 million to secure the Isle-Black Hawk letter of credit (see Note 5).

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

     Long-term debt - The fair value of Isle-Black Hawk's long-term debt is estimated based on either the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to Isle-Black Hawk for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of Isle-Black Hawk's financial instruments are as follows:





                             APRIL 29, 2001                     APRIL 30, 2000
                             ----------------                   ---------------
                             CARRYING                           CARRYING
                             AMOUNT            FAIR VALUE       AMOUNT   FAIR VALUE
                             ----------------  ---------------  -------  -----------
                                                     (IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and cash equivalents  $         13,042  $        13,042  $ 6,513  $     6,513
  Restricted cash . . . . .               202              202        -            -

FINANCIAL LIABILITIES:
  First mortage notes . . .  $         75,000  $        79,500  $75,000  $    80,625
  Other long-term debt. . .             1,757            1,757      768          768

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:





                                                                         April 29,     April 30,
                                                                           2001           2000
                                                                       ----------     ----------
                                                                             (In thousands)

13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C.,
  due August 2004; non-recourse to Isle of Capri Casinos, Inc . . . .  $   75,000  $   75,000
11% note payable, issued by Isle of Capri Black Hawk L.L.C.,
  paid March 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .           -         768
Notes payable, interest at 90 day LIBOR + 3.00% (7.27% on April 29,
  2001), issued by Isle of Capri Black Hawk L.L.C., due July 2004;
  non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . .       1,757           -
                                                                       ----------  ----------
                                                                           76,757      75,768
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . .         555         768
                                                                       ----------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,202  $   75,000
                                                                       ==========  ==========




     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with contingent interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the years ended April 29, 2001 and April 30, 2000 totaled $1.5 million and $1.1 million, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 31, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:





Year                   Percentage
--------------------  -----------

2001.. . . . . . . .     106.500%
2002.. . . . . . . .     103.200%
2003 and thereafter.     100.000%



     On June 5, 2000, as required by the Indenture, Isle-Black Hawk offered to purchase for cash up to $1.2 million principal amount of First Mortgage Notes at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the payment date in accordance with the terms of the Indenture. None of the First Mortgage Notes were tendered for purchase. Isle-Black Hawk is required to make an offer based upon excess cash flow, as defined, every year during the term of the First Mortgage Notes.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.     LONG-TERM  DEBT  (CONTINUED)

     Isle-Black Hawk obtained a letter of credit, as a requirement to guarantee the City of Black Hawk (the "City") improvements according to the subdivision improvement agreement with the City. The letter of credit, totaling $.4 million and insured by $.2 million of restricted cash, can be drawn upon by the City for repair on the public improvements during the one-year warranty period ending February 2002.

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At April 29, 2001, Isle-Black Hawk was in compliance with all debt covenants.

          The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:





                       For the Fiscal Year Ending
                             (In thousands)
                       ----------------------------
2002. . . . . . . . .  $                        555
2003. . . . . . . . .                           555
2004. . . . . . . . .                           555
2005. . . . . . . . .                        75,092
2006. . . . . . . . .                             -
Thereafter.                                       -
                       ----------------------------
                                            $76,757
                       ============================



6.     LEASE  COMMITMENTS

     Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of April 29, 2001 are as follows:





      Fiscal Year Ending
      (In thousands)
-------------------
2002. . . . . . . .  $3,169
2003. . . . . . . .   1,431




     Rent expense for operating leases was approximately $4.8 million, $4.5 million and $1.8 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively.

7.     RELATED  PARTY  TRANSACTIONS

     Management  Agreement

       On April 25, 1997, Isle-Black Hawk entered into a Management Agreement, which was subsequently amended and restated on July 29, 1997 (the "Management Agreement"), with Isle of Capri Casinos, Inc., which manages the casino in exchange for a fee. The management fee is equal to two percent of revenues, as defined, plus ten percent of operating income, but not to exceed four percent of revenues, as defined. The management fee became effective upon commencement of casino operations.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.     RELATED  PARTY  TRANSACTIONS  (CONTINUED)

     Lease  Agreement

       On January 2, 1998, Casino America of Colorado, Inc. acquired approximately 0.7 acres of property contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage (the "Acquired Property"). On January 2, 1998, Isle-Black Hawk, as lessee, entered into a lease agreement with Casino America of Colorado, Inc. for the Acquired Property and has utilized the Acquired Property in developing the Casino. The lease obligation consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998 and continuing until December 31, 2002. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1.5 million plus all interest and out-of-pocket costs that Casino America of Colorado, Inc. incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million.

     Loans

          In August 2000, Isle-Black Hawk completed construction of its hotel containing 237 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. loaned Isle-Black Hawk a total of $5.75 million that was used to develop the hotel. The first loan, $5.0 million, was repaid by Isle-Black Hawk on November 28, 2000. The second loan, $0.75 million, is due and payable upon redemption of the First Mortgage Notes. The loan is included in accounts payable to related parties in the accompanying consolidated balance sheets.

8.     PREOPENING  EXPENSES

     Preopening expenses of $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Casino on December 30, 1998.

9.     EMPLOYEE  BENEFIT  PLAN

     Isle-Black Hawk has a defined-contribution profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. Isle-Black Hawk's contribution expense related to this plan was $139,000 and $51,000 for the years ended April 29, 2001 and April 30, 2000, respectively. Isle-Black Hawk's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

                         ISLE OF CAPRI BLACK HAWK L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)





                                                 FISCAL QUARTERS ENDED
                                                     (IN THOUSANDS)
                                                -----------------------
                                         JULY 30,   OCTOBER 29,   JANUARY 28,   APRIL 29,
                                          2000          2000          2001        2001
                          -----------------------  ------------  ------------  ----------
Net revenue. . . . . . .  $                23,285  $     26,317  $     24,431  $   26,086
Operating income . . . .                    5,599         6,722         5,993       7,974
Net income . . . . . . .                    3,262         3,617         2,988       4,917

                                                 FISCAL QUARTERS ENDED
                                                     (IN THOUSANDS)
                                                 ------------------------
                                         JULY 25,   OCTOBER 24,   JANUARY 23,   APRIL 30,
                                          1999          1999          2000        2000
                          -----------------------  ------------  ------------  ----------
Net revenue. . . . . . .  $                18,762  $     20,160  $     21,843  $   24,424
Operating income . . . .                    3,756         4,354         5,134       6,115
Net income . . . . . . .                    1,141         1,628         2,448       3,388



          Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

          The Managers and the Executive Officers of the Isle of Capri Black Hawk L.L.C. and the directors and executive officers of Isle of Capri Black Hawk Capital Corp. are set forth below:


NAME                      AGE       POSITION(S)
----                      ---       -------------
Bernard  Goldstein        72      Chief  Executive  Officer  of  Isle of Capri
                                  Black  Hawk  L.L.C.  and  of  Isle  of  Capri
                                  Black  Hawk  Capital  Corp.
John  M. Gallaway         63      President and Chief Operating Officer of Isle
                                  of  Capri  Black  Hawk  L.L.C.  and  of  Isle
                                  of Capri  Black  Hawk  Capital  Corp.; Manager
                                  of Isle  of  Capri  Black  Hawk  L.L.C.;
                                  Director  of Isle  of  Capri  Capital  Corp.
Allan  B.  Solomon.       65      Executive  Vice  President,  General Counsel
                                  and  Secretary  of  Isle  of  Capri  Black
                                  Hawk L.L.C.  and  of  Isle  of  Capri  Black
                                  Hawk Capital  Corp.;  Manager  of  Isle  of
                                  Capri  Black Hawk  L.L.C.;  Director  of
                                  Isle  of  Capri  Black  Hawk  Capital  Corp.
H.  Thomas  Winn          61      Vice  President  of  Isle  of Capri Black Hawk
                                  L.L.C.  and  of  Isle  of  Capri  Black  Hawk
                                  Capital  Corp.;  Manager  of  Isle  of  Capri
                                  Black Hawk  L.L.C.;  Director  of  Isle  of
                                  Capri  Black  Hawk  Capital  Corp.
Rexford  A.  Yeisley      54      Senior  Vice  President,  Chief  Financial
                                  Officer, Treasurer and  Assistant  Secretary
                                  of Isle  of  Capri  Black  Hawk  L.L.C.
                                  and  of  Isle of  Capri  Black  Hawk
                                  Capital  Corp.
Timothy  M.  Hinkley      45      Senior Vice President of Operations of Isle
                                  of Capri  Black  Hawk  L.L.C. and of Isle
                                  of  Capri  Black  Hawk  Capital  Corp.
Robert  Fiore             60      Regional  Vice  President of Operations of
                                  Isle of Capri Black  Hawk  L.L.C.  and  of
                                  Isle  of  Capri Black  Hawk Capital  Corp.
Mike Shubic.              48      Vice President and General Manager of Isle
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

     Timothy M. Hinkley. Mr. Hinkley has been Senior Vice President of Operations for Isle of Capri Casinos, Inc. since April 1997. Mr. Hinkley was General Manager and Vice President of the Isle of Capri Casino and Hotel Resort in Biloxi, Mississippi from May 1992 to April 1997. Prior to that, from 1990 to 1992, Mr. Hinkley was Vice President of Food and Beverage and Entertainment of Steamboat Development Corporation, a riverboat gaming company in Iowa.

     Robert S. Fiore. Mr. Fiore has been Regional Vice President of Operations of Isle of Capri Casinos, Inc. since July 1, 2000. From August 1998 to June 2000, Mr. Fiore was Vice President and General Manager of Isle of Capri Black Hawk L.L.C. Prior to that, Mr. Fiore was General Manager at the Belle of Baton Rouge Casino in Baton Rouge, LA for Argosy Gaming from September 1997 to August 1998. From April 1995 to February 1997, Mr. Fiore was President and General Manger of the Tropicana Resort and Casino in Las Vegas for Aztar Corporation, and from August 1989 to March 1995, Mr. Fiore was President and General Manger of the Ramada Express Hotel and Casino in Laughlin, NV for Aztar Corporation.

     Mike Shubic. Mr. Shubic has been Vice President and General Manager of Isle of Capri Black Hawk L.L.C. since July 2000. Mr. Shubic was General Manager at Windermere Country Club in Windermere, FL from January 1999 to July 2000. Prior to that, Mr. Shubic attended the Golf Academy of the South from August 1997 to December 1998. From May 1994 to August 1997, Mr. Shubic was Vice President Midwest Operations for Station Casinos, Inc. headquartered in Las Vegas.

ITEM  11.     EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth a summary of the annual, long-term and other compensation for services rendered to Isle of Capri Black Hawk L.L.C. by the General Manager during fiscal 2001. None of our Executive Officers other than Mr. Shubic and Mr. Fiore have received compensation from Isle of Capri Casinos, Inc. for services rendered to Isle of Capri Black Hawk L.L.C.





                                               ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                               -------------------                          -----------------------
                               FISCAL
                               YEAR                                                         SECURITIES   LONG TERM

                               ENDED                                                        UNDERLYING   COMPENSATION

NAME AND PRINCIPAL POSITION    APRIL 29             SALARY                   BONUS          OPTIONS (#)  AWARDS
-----------------------------  -------------------  -----------------------  -------------  -----------  -------
Mike Shubic . . . . . . . . .                 2001  $               148,522  $      51,952       10,000  $12,988
   Vice President and General
   Manager

Robert Fiore. . . . . . . . .                 2001  $                31,846  $           -            -  $     -
   Vice President and General
   Manager








                               ALL OTHER
NAME AND PRINCIPAL POSITION .  COMPENSATION (1)
-----------------------------  -----------------
Mike Shubic . . . . . . . . .  $          21,101
   Vice President and General
   Manager

Robert Fiore. . . . . . . . .  $             585
   Vice President and General
   Manager




(1) Includes medical insurance paid by the Company for Mr. Shubic of $162, life insurance paid by the Company for Mr. Shubic of $59, and relocation expenses reimbursed to Mr. Shubic of $20,880. Includes life insurance paid by the Company for Mr. Fiore of $50 and 401k matches for Mr. Fiore for $535.

OPTION  GRANTS  FOR  LAST  FISCAL  YEAR

     The following table sets forth information concerning options granted by Isle of Capri Casinos, Inc. during fiscal 2001 to Mr. Shubic.




                          INDIVIDUAL GRANTS
                          ------------------
                                 % OF TOTAL
             NUMBER OF           OPTIONS                                                         POTENTIAL REALIZABLE VALUE OF
             SECURITIES          GRANTED TO                                                      ASSUMED ANNUAL RATES OF STOCK
             UNDERLYING          EMPLOYEES   EXERCISE OR                                         PRICE APPRECIATION FOR OPTION
             OPTIONS             IN FISCAL   BASE PRICE         EXPIRATION                                  TERM (1)
                                                                                                 ------------------------------
NAME         GRANTED (#)         YEAR        $/SHARE            DATE                               5% ($)              10% ($)
-----------  ------------------  ----------  ------------------------------  --------------------------------------------------

Mike Shubic  10,000              1.6%        $  15.47           9/15/10                            $98,969           $248,369




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

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the number and value of shares acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal 2001 for Mr. Shubic.





                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
             SHARES                                         UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
             ACQUIRED ON            VALUE                   OPTIONS AT FISCAL YEAR END  FISCAL YEAR END ($)
NAME         EXERCISE (#)           REALIZED                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------  ---------------------  ----------------------  --------------------------  ---------------------------

Mike Shubic            -                       -                    0/10,000                 $0/$0

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. beneficially own a 57% and 43% interest, respectively, in the Isle of Capri Black Hawk L.L.C. The following table sets forth information as of July 13, 2001, with respect to the beneficial ownership of Isle of Capri Casinos, Inc., and the stock by (i) each manager of Isle of Capri Black Hawk L.L.C. (ii) each executive officer of Isle of Capri Black Hawk L.L.C.; and (iii) all executive officers and managers of Isle of Capri Black Hawk L.L.C. as a group.





                          NUMBER OF SHARES OF          PERCENTAGE OF
                          ISLE OF CAPRI CASINOS, INC.  ISLE OF CAPRI CASINOS, INC.
                          COMMON STOCK                 COMMON STOCK
NAME OF BENEFICIAL OWNER  BENEFICIALLY OWNED           OUTSTANDING
------------------------  ---------------------------  ----------------------------

Bernard Goldstein. . . .   3,416,235                   (1)  11.0%
John M. Gallaway . . . .     350,500                   (2)   1.1%
Allan B. Solomon.. . . .     474,700                   (3)   1.5%
H. Thomas Winn . . . . .           -                           *
Rexford A. Yeisley.. . .     123,900                   (4)     *
Timothy M. Hinkley . . .     120,474                   (5)     *
Robert S. Fiore. . . . .      12,000                   (6)     *
Mike Shubic. . . . . . .           -                           *
------------------------
* Less than one percent.





     Isle of Capri Black Hawk L.L.C. is the sole shareholder of Isle of Capri Black Hawk Capital Corp.
(1) Includes 12,634 shares and warrants held by Alter Company (formerly Valley Corporation) of which Bernard Goldstein is Chairman and 401,500 Shares issuable upon exercise of stock options that are exercisable within 60 days.

(2) Includes 299,500 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(3) Includes 279,700 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(4) Includes 101,600 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(5) Includes 103,600 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

(6) Includes 12,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days.

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

     We entered into a License Agreement with Isle of Capri Casinos, Inc. dated July 29, 1997 which became effective on the Closing Date and pursuant to which we have been granted a license to use the trademarks Isle of Capri , Island Gold , Calypso's , Farraddays' and Isle Style , the trademark Isle of Capri parrot logo and future trademarks utilized by Isle of Capri Casinos, Inc. at its other gaming facilities. No license fee is payable. The license terminates upon the occurrence of certain events, such as termination of the Management Agreement.

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

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

               The following financial statements of Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. and reports of independent auditors are included on pages 14 to 26 of this Form 10-K:

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

          ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.


Dated:  July  27,  2001     By:  /s/  John  M.  Gallaway
                               -------------------------
          John  M.  Gallaway,  President,
          Chief  Operating  Officer  and  Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July  27,  2001      /s/  John  M.  Gallaway
                            ------------------------
          John  M.  Gallaway,  President,
          Chief  Operating  Officer  and  Manager


Dated:  July  27,  2001      /s/  Rexford  A.  Yeisley
                            --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)


Dated:  July  27,  2001      /s/  Allan  B.  Solomon
                            ------------------------
          Allan  B.  Solomon,  Executive  Vice  President,
          Secretary,  General  Counsel  and  Manager


Dated:  July  27,  2001      /s/  H.  Thomas  Winn
                            ----------------------
          H.  Thomas  Winn,  Vice  President,  Manager

                              INDEX  TO  EXHIBITS




EXHIBIT  NUMBER          DESCRIPTION
---------------          -----------


     1 Purchase Agreement among Isle of Capri Black Hawk Capital Corp. and Jefferies & Company, Inc. (1)

     3.1     Articles  of  Organization  of Isle of Capri Black Hawk L.L.C.  (1)

     3.2     Articles of Incorporation of Isle of Capri Black Hawk Capital Corp.
            (1)

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

     4.14 Manager Subordination Agreement by Isle of Capri Casinos, Inc. in favor of Bank of New York. (1)

     4.15 Environmental Indemnity by Isle of Capri Black Hawk L.L.C. in favor of Bank of New York. (1)

     4.16 Assignment of Trademark by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of New York. (1)

     4.17 Assignment of Copyright by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of New York. (1)

     4.18 Assignment of Patent by Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp. in favor of Bank of New York. (1)

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

     10.9 Lease Agreement dated January 2, 1998 by and between Casino America of Colorado, Inc. and Isle of Capri Black Hawk L.L.C. (1)

     10.10 Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc. and Robert S. Fiore. (2)

     10.11 Promissory Note dated May 26, 1999 by and between Isle of Capri Black Hawk L.L.C. and Isle of Capri Casinos, Inc.
              (2)

     10.12 Design/Build Agreement between Haselden Construction, Inc. and Isle of Capri Black Hawk L.L.C. (4)

     10.13 Promissory Note dated May 1, 2000 by and between Isle of Capri Black Hawk L.L.C. and Isle of Capri Casinos, Inc.
              (5)

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

(3) Filed as an Exhibit to the Isle of Capri Black Hawk L.L.C.'s Quarterly Report on form 10-Q for the fiscal quarter ended July 25, 1999 (File No. 333-38093), by reference.

(4) Filed as an Exhibit to the Isle of Capri Black Hawk L.L.C.'s Quarterly Report on form 10-Q for the fiscal quarter ended October 24, 1999 (File No. 333-38093), by reference.

(5) Filed as an Exhibit to the Isle of Capri Black Hawk L.L.C.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 333-38093), by reference.