Form 10-Q
period 2001-10-28
ISLE OF CAPRI BLACK HAWK LLC; ISLE OF CAPRI BLACK HAWK CAPITAL CORP
filed 2001-12-10
CIK 1047905, 1047906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2001

                                       OR

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                        Commission File Number 333-38093
                                               ---------

    ISLE OF CAPRI BLACK HAWK L.L.C. / ISLE OF CAPRI BLACK HAWK CAPITAL CORP.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Colorado                                           84-1422931
-------------------------------------------  ----------------------
(State or other jurisdiction. . . . . . . .        (I.R.S. Employer
of incorporation or organization) . . . . .  Identification Number)


1641 Popps Ferry Road, Biloxi, Mississippi.                   39532
-------------------------------------------  ----------------------
(Address of principal executive offices). .              (Zip Code)



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




                                                                                PAGE
                                                                                ----

PART I.  FINANCIAL INFORMATION
--------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, OCTOBER 28, 2001 (UNAUDITED)
                  AND APRIL 29, 2001 . . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29,
                  2000 (UNAUDITED) . . . . . . . . . . . . . . . . . . . . . .     2

                  CONSOLIDATED STATEMENT OF MEMBERS' EQUITY FOR THE
                  SIX MONTHS ENDED OCTOBER 28, 2001 (UNAUDITED). . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000 (UNAUDITED). . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS . . . .     5

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .     9

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .    13


  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . .    13


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .     13


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .    13


  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .    13


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .    13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15





                            ISLE OF CAPRI BLACK HAWK L.L.C.
                              CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                          ASSETS             October  28,   April 29,
--------------------------------------------------
                                                                 2001          2001
                                                             -------------  ----------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . .  $      19,571  $   13,042
     Accounts receivable. . . . . . . . . . . . . . . . . .            375         392
     Prepaid expenses and other assets. . . . . . . . . . .          1,283         976
                                                             -------------  ----------
               Total current assets.. . . . . . . . . . . .         21,229      14,410
Property and equipment - net. . . . . . . . . . . . . . . .        102,712     103,677
Other assets:
     Deferred financing costs, net of accumulated
          amortization of $2,898 and $2,553, respectively..          1,951       2,296
     Restricted cash. . . . . . . . . . . . . . . . . . . .            258         202
     Prepaid deposits and other . . . . . . . . . . . . . .            589         649
                                                             -------------  ----------
               Total assets.. . . . . . . . . . . . . . . .  $     126,739  $  121,234
                                                             =============  ==========

               LIABILITIES AND MEMBERS' EQUITY
-----------------------------------------------------------

Current liabilities:
     Current maturities of long-term debt.. . . . . . . . .  $         555  $      555
     Accounts payable:
          Trade . . . . . . . . . . . . . . . . . . . . . .          1,311       1,243
          Related parties.. . . . . . . . . . . . . . . . .          2,506       2,190
     Accrued liabilities:
          Interest. . . . . . . . . . . . . . . . . . . . .          2,012       2,054
          Payroll and related.. . . . . . . . . . . . . . .          3,566       3,420
          Property and other taxes. . . . . . . . . . . . .          3,519       2,024
          Progressive jackpots and slot club awards.. . . .          2,323       2,190
          Other.. . . . . . . . . . . . . . . . . . . . . .          1,017         872
                                                             -------------  ----------
               Total current liabilities. . . . . . . . . .         16,809      14,548
Long-term debt, less current maturities.. . . . . . . . . .         75,925      76,202

Members' equity:
     Casino America of Colorado, Inc. . . . . . . . . . . .         18,589      16,582
     Blackhawk Gold, Ltd. . . . . . . . . . . . . . . . . .         15,416      13,902
                                                             -------------  ----------
               Total members' equity. . . . . . . . . . . .         34,005      30,484
                                                             -------------  ----------

               Total liabilities and members' equity. . . .  $     126,739  $  121,234
                                                             =============  ==========


See notes to consolidated financial statements.




                                        ISLE OF CAPRI BLACK HAWK L.L.C.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)


                                                   Three Months Ended                     Six Months Ended
                                                  --------------------                   ------------------
                                            October 28,          October 29,       October 28,    October 29,
                                                2001                 2000             2001           2000
                                        --------------------  ------------------  -------------  -------------
Revenues:
     Casino. . . . . . . . . . . . . .  $            28,785   $          26,587   $     55,835   $     51,043
     Rooms.. . . . . . . . . . . . . .                1,468               1,130          2,896          1,194
     Food, beverage and other. . . . .                3,909               3,607          7,683          6,970
                                        --------------------  ------------------  -------------  -------------
           Gross revenues. . . . . . .               34,162              31,324         66,414         59,207
           Less promotional allowances                5,950               5,008         11,487          9,606
                                        --------------------  ------------------  -------------  -------------
                   Net revenues. . . .               28,212              26,316         54,927         49,601
Operating expenses:
     Casino. . . . . . . . . . . . . .                4,052               3,751          8,009          7,322
     Gaming taxes. . . . . . . . . . .                5,639               5,256         11,008         10,060
     Rooms . . . . . . . . . . . . . .                  303                 393            618            462
     Food, beverage and other. . . . .                  988               1,011          1,990          1,871
     Facilities. . . . . . . . . . . .                1,068               1,120          2,134          2,143
     Marketing and administrative. . .                6,242               6,114         12,220         11,880
     Management fees.. . . . . . . . .                1,253               1,148          2,436          2,167
     Depreciation and amortization . .                1,020                 801          2,010          1,375
                                        --------------------  ------------------  -------------  -------------
          Total operating expenses . .               20,565              19,594         40,425         37,280
                                        --------------------  ------------------  -------------  -------------
     Operating income. . . . . . . . .                7,647               6,722         14,502         12,321
     Interest expense. . . . . . . . .               (3,080)             (3,156)        (6,124)        (5,523)
     Interest income . . . . . . . . .                   72                  51            143             81
                                        --------------------  ------------------  -------------  -------------
Net income . . . . . . . . . . . . . .  $             4,639   $           3,617   $      8,521   $      6,879
                                        ====================  ==================  =============  =============

See notes to consolidated financial statements.




                         ISLE OF CAPRI BLACK HAWK L.L.C.
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                             Casino America of    Blackhawk          Total
                              Colorado, Inc.      Gold, Ltd.    Members' Equity
                            -------------------  ------------  -----------------
Balance, April 29, 2001. .  $           16,582   $    13,902   $         30,484
     Net income. . . . . .               4,857         3,664              8,521
     Members' distributions              (2,850)       (2,150)            (5,000)
                            -------------------  ------------  -----------------
Balance, October 28, 2001.  $           18,589   $    15,416   $         34,005
                            ===================  ============  =================

See notes to consolidated financial statements.




                           ISLE OF CAPRI BLACK HAWK L.L.C.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                Six Months Ended
                                                               ------------------
                                                          October 28,    October 29,
                                                             2001           2000
                                                         -------------  -------------


OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . .  $      8,521   $      6,879
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . .         2,010          1,375
     Amortization of deferred financing costs.. . . . .           345            344
     Changes in current assets and liabilities:
          Accounts receivable.. . . . . . . . . . . . .            17           (139)
          Prepaid expenses and other assets . . . . . .          (307)          (265)
          Accounts payable and accrued liabilities. . .         2,261          3,516
                                                         -------------  -------------
Net cash provided by operating activities . . . . . . .        12,847         11,710

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . .        (1,045)        (6,928)
Increase in restricted cash . . . . . . . . . . . . . .           (56)             -
Deposits and other. . . . . . . . . . . . . . . . . . .            60            (61)
                                                         -------------  -------------
Net cash used in investing activities.. . . . . . . . .        (1,041)        (6,989)

FINANCING ACTIVITIES:
Principal payments on debt. . . . . . . . . . . . . . .          (277)          (409)
Members' distributions . . . . . . . . . . . . . . . . .        (5,000)            -
                                                         -------------  -------------
Net cash used in financing activities . . . . . . . . .        (5,277)          (409)

Net increase in cash and cash equivalents . . . . . . .         6,529          4,312
Cash and cash equivalents at beginning of period. . . .        13,042          6,513
                                                         -------------  -------------
Cash and cash equivalents at end of period. . . . . . .  $     19,571   $     10,825
                                                         =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest.. . . . . . . . . . . .  $      6,166   $      5,787

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Construction costs funded through accounts payable             -            458


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period, ended October 28, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Isle-Black Hawk's annual report on Form 10-K for the year ended April 29, 2001.

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

                    ISLE OF CAPRI BLACK HAWK L.L.C.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company has elected early adoption and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending April 30, 2002. Application of the nonamortization provisions of the Statement, net of taxes, is expected to have no material effect.

     Effective fourth quarter fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" and EITF Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2002 presentation, approximately $2.4 million of slot points expense and $4.8 million of cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the three and six months ended October 29, 2000, respectively.

     In June 1998, FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have any derivative or hedging instruments as of October 28, 2001 and expects FASB Statement No. 133 to have no material effect.

2.  PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost except for land contributed by Blackhawk Gold, Ltd., which is recorded at its appraised value. Depreciation is computed using the straight-line method over the following estimated useful lives:




                                   YEARS
                                   -----
Slot machines.. . . . . . . . . .      3
Furniture, fixtures and equipment   5-10
Buildings and improvements. . . .   39.5

                    ISLE OF CAPRI BLACK HAWK L.L.C.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:





                                                                             October 28,   April 29,
                                                                                 2001         2001
                                                                             ------------  ----------
                                                                                  (In thousands)
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C.,
     due August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . .  $     75,000  $   75,000
Note payable interest at 90 day LIBOR + 3.00% (5.28% on October 28, 2001),
     issued by Isle of Capri Black Hawk L.L.C., due June 2004;
     non-recourse to Isle of Capri Casinos, Inc . . . . . . . . . . . . . .         1,480       1,757
                                                                             ------------  ----------
                                                                                   76,480      76,757
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . .           555         555
                                                                             ------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     75,925  $   76,202
                                                                             ============  ==========





13%  First  Mortgage  Notes

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with contingent interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the three and six months ended October 28, 2001 totaled $.4 million and $.8 million, respectively. The amount of contingent interest expense recorded for the three and six months ended October 29, 2000 totaled $.4 million and $.7 million, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 31, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:





Year                   Percentage
--------------------  -----------
2001 . . . . . . . .     106.500%
2002.. . . . . . . .     103.200%
2003 and thereafter.     100.000%




          On  August  16,  2001,  as  required by the Indenture, Isle-Black Hawk offered to purchase for cash up to $4.2 million principal amount of First Mortgage Notes at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the payment date in accordance with the terms of the Indenture. None of the First Mortgage Notes were tendered for purchase. Isle-Black Hawk is required to make an offer based upon excess cash flow, as defined, every year during the term of the First Mortgage Notes. See note 5.

                    ISLE OF CAPRI BLACK HAWK L.L.C.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  LONG-TERM  DEBT  (CONTINUED)

The  CIT  Group  Note

     In November 2000, Isle-Black Hawk issued a $1.9 million note payable to The CIT Group, due June 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. The note is payable in 42 monthly installments starting in January 2001 of $46,239 principal plus variable interest at 90 day LIBOR plus 3%. The proceeds from the note payable were used to finance hotel equipment that serves as collateral on the note.


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

     Substantially all of Isle-Black Hawk's assets are pledged as collateral for long-term debt. At October 28, 2001, Isle-Black Hawk was in compliance with all debt covenants.


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

     Loans

     In August 2000, Isle-Black Hawk completed construction of its hotel containing 237 rooms for approximately $29.0 million. Isle of Capri Casinos, Inc. loaned Isle-Black Hawk a total of $5.75 million which was used to develop the hotel. The first loan, $5.0 million, was repaid by Isle-Black Hawk on November 28, 2000. The second loan, $.75 million, is due and payable upon the redemption of the First Mortgage Notes. The loan is recorded in accounts payable-related parties in the accompanying balance sheet.

5.  SUBSEQUENT  EVENTS

     On November 16, 2001, Isle-Black Hawk announced that it has elected to redeem all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million due 2004 on December 18, 2001. The redemption price of the Notes is 106.500% of the principal amount plus accrued and unpaid interest to the date of redemption, which equals a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle-Black Hawk expects to record an extraordinary loss in the third quarter ending January 27, 2002 of approximately $6.8 million related to early payment premiums as well as the write-off of debt acquisition costs.

     Isle-Black Hawk intends to fund the redemption of the Notes with proceeds from a new $90.0 million secured credit facility, comprised of two separate $40.0 million term loans and a $10.0 million revolver, from a group of lenders including CIBC World Markets, as Administrative Agent. The interest rate, on a blended basis, will fluctuate from LIBOR plus 2.75% to LIBOR plus 4%, depending on Isle-Black Hawk's consolidated total leverage and the amount of funds borrowed. Any undrawn revolver capacity under the credit facility will be available for working capital and other general company purpose.

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

GENERAL

     Isle-Black Hawk was organized on April 25, 1997 and from that time, until the opening of the casino on December 30, 1998, Isle-Black Hawk's activities were limited to the design, construction and opening of the casino. Isle-Black Hawk includes a 43,000 square-foot gaming facility on a single floor with 1,120 slot machines, 14 table games, on-site covered parking for 1,100 vehicles, a 237 deluxe room hotel and various other amenities.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended October 28, 2001 Compared to Three Fiscal Months Ended October 29, 2000

     Gross revenue for the quarter ended October 28, 2001 was $34.2 million, which included $28.8 million of casino revenue, $1.5 million of room revenue and $3.9 million of food, beverage and other revenue. This compares to gross revenue for the prior year fiscal quarter ended October 29, 2000 of $31.3 million, which included $26.6 million of casino revenue, $1.1 million of room revenue and $3.6 million of food, beverage and other revenue. Casino revenue increased $2.2 million or 8.3% primarily as a result of the increase in slot revenue that was driven by the growth in the Black Hawk market. The Black Hawk market has grown an average of 9.5% over the prior year fiscal quarter. Room revenue increased $.3 million or 29.9% due to higher occupancy rates. Food, beverage and other revenue increased by $.3 million or 8.4% as a result of increased hotel occupancy. Promotional allowances were $6.0 million or 17.4% of gross revenue for the current quarter compared to $5.0 million or 16.0% of gross revenue for the same quarter last year.

     Casino operating expenses for the quarter ended October 28, 2001 totaled $4.1 million, or 14.1% of casino revenue. This compares to casino operating expenses for the prior year fiscal quarter ended October 29, 2000 of $3.8 million, or 14.1% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $5.6 million for the quarter ended October 28, 2001, compared to $5.3 million for the quarter ended October 29, 2000, which is consistent with the applicable Colorado gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $1.0 million for the quarter ended October 28, 2001, compared to $1.0 million for the quarter ended October 29, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 25.3% for the quarter ended October 28, 2001 compared to 28.0% for the quarter ended October 29, 2000 as a result of sales mix.

     Marketing and administrative expenses totaled $6.2 million, or 22.1% of net revenue, for the quarter ended October 28, 2001. This compares to marketing and administrative expenses of $6.1 million, or 23.2% of net revenue, for the quarter ended October 29, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. These expenses were higher as a percentage of revenue in the quarter ended October 29, 2000 due to additional costs associated with building the "Isle" brand name in the Isle-Black Hawk market.


     Management fees totaled $1.3 million, or 4.4% of net revenue, for the quarter ended October 28, 2001 compared to $1.1 million, or 4.4% of net revenue, for the quarter ended October 29, 2000. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $1.0 million and $.8 million for the quarters ended October 28, 2001 and October 29, 2000, respectively. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed in service, primarily the hotel.

     Interest expense was $3.1 million for the quarter ended October 28, 2001, which is comparable to $3.2 million for the quarter ended October 29, 2000. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property and equipment.


Six Fiscal Months Ended October 28, 2001 Compared to Six Fiscal Months Ended October 29, 2000

     Gross revenue for the six months ended October 28, 2001 was $66.4 million, which included $55.8 million of casino revenue, $2.9 million of room revenue and $7.7 million of food, beverage and other revenue. This compares to gross revenue for the six months ended October 29, 2000 of $59.2 million, which included $51.0 million of casino revenue, $1.2 million of room revenue and $7.0 million of food, beverage and other revenue. Casino revenue increased $4.8 million or 9.4% primarily as a result of the increase in slot revenue that was driven by a 3.9% increase in patron count as well as the growth in the Black Hawk market. The Black Hawk market has grown an average of 8.2% over prior year fiscal period. Room revenue increased $1.7 million or 142.5% due to the opening of the new hotel in August 2000 as well as higher occupancy rates. Food, beverage and other revenue increased by $.7 million or 10.2% as a result of the hotel opening. Promotional allowances were $11.5 million or 17.3% of gross revenue for the current six month period compared to $9.6 million or 16.2% of gross revenue for the same period last year.

     Casino operating expenses for the six months ended October 28, 2001 totaled $8.0 million, or 14.3% of casino revenue. This compares to casino operating expenses for the six months ended October 29, 2000 of $7.3 million, or 14.3% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casino.

     State and local gaming taxes paid in Colorado totaled $11.0 million for the six months ended October 28, 2001, compared to $10.1 million for the six months ended October 29, 2000, which is consistent with the applicable Colorado gaming tax rate for the respective quarters.

     Food, beverage and other expenses totaled $2.0 million for the six months ended October 28, 2001, compared to $1.9 million for the six months ended October 29, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 25.9% for the six months ended October 28, 2001 compared to 26.8% for the six months ended October 29, 2000 as a result of sales mix.

     Marketing and administrative expenses totaled $12.2 million, or 22.2% of net revenue, for the six months ended October 28, 2001. This compares to marketing and administrative expenses of $11.9 million, or 24.0% of net revenue, for the six months ended October 29, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. These expenses were higher as a percentage of revenue for the six months ended October 29, 2000 due to the additional costs associated with building the "Isle" brand name in the Isle-Black Hawk market.

     Management fees totaled $2.4 million, or 4.4% of net revenue, for the six months ended October 28, 2001 compared to $2.2 million, or 4.4% of net revenue, for the six months ended October 29, 2000. Management fees reflect fees paid to Isle of Capri Casinos, Inc. for management services rendered to Isle-Black Hawk.

     Depreciation and amortization expense was $2.0 million and $1.4 million for the six months ended October 28, 2001 and October 29, 2000, respectively. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed in service, primarily the hotel.

     Interest expense was $6.1 million for the six months ended October 28, 2001. This compares to interest expense of $5.5 million for the six months ended October 29, 2000 net of capitalized interest of $.7 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property and equipment.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 28, 2001 Isle-Black Hawk had cash and cash equivalents of $19.6 million compared to cash and cash equivalents of $13.0 million as of April 29, 2001. The increase in cash is primarily a result of cash flow from operating activities. During the six months ended October 28, 2001, Isle-Black Hawk's operating activities provided $12.8 million of cash compared to the six months ended October 29, 2000, in which Isle-Black Hawk's operating activities provided $11.7 million of cash.

     Isle-Black Hawk invested $1.0 million in property and equipment during the six months ended October 28, 2001, primarily for additional slot machines and a new warehouse. This compares with the $6.9 million invested by Isle-Black Hawk in property and equipment during the six months ended October 29, 2000 primarily for the completion of the hotel facility.

     Isle-Black Hawk anticipates that additional capital improvements approximating $3.1 million will be made during the remainder of fiscal 2002 to maintain its existing facility and remain competitive in its market. Isle-Black Hawk expects that available cash and cash from future operations will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle-Black Hawk will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow the Isle-Black Hawk to remain competitive in its existing market. In addition, the Indenture restricts, among other things, the Isle-Black Hawk's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, Isle-Black Hawk is required to make significant interest payments semi-annually on its First Mortgage Notes, which will include additional contingent interest.

     Isle-Black Hawk is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle-Black Hawk's capital resources could delay or cause the abandonment of certain plans for capital improvements.

     On November 16, 2001, Isle-Black Hawk announced that it has elected to redeem all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million due 2004 on December 18, 2001. The redemption price of the Notes is 106.5% of the principal amount plus accrued and unpaid interest to the date of redemption, which equals a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle-Black Hawk will record a one-time charge in the third quarter of approximately $6.8 million related to the early extinguishment of debt.

     Isle-Black Hawk intends to fund the redemption with proceeds from a new $90.0 million secured credit facility, comprised of two separate $40.0 million term loans and a $10.0 million revolver, from a group of lenders including CIBC World Markets, as Administrative Agent. The interest rate, on a blended basis, will fluctuate from LIBOR plus 2.75% to LIBOR plus 4%, depending on Isle-Black Hawk's consolidated total leverage and the amount of funds borrowed. Undrawn revolver capacity under the CIBC credit facility will be available for working capital and other general company purposes. Assuming a rate of 7%, the transaction will increase Isle-Black Hawk's after tax net income by approximately $3.0 million per annum.

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

          (b).     Reports  on  Form  8-K.
                   ----------------------

               During the quarter ended October 28, 2001, the Company filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.



Dated:  December 10, 2001 . . . . . . . . . . . .  /s/ Rexford A. Yeisley
                                                   ----------------------
                                    Rexford A. Yeisley, Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

None.